Form 10QSB
period 1996-06-30
DENOVO CORP /CN/
filed 1996-08-19
CIK 814456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
Form 10-QSB

          [ X ]   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996.

                                       OR

          [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to ________

                         Commission file number 0-16355

                               DeNOVO CORPORATION
             (Exact name of small business as specified in its charter)

Ontario, Canada                                                  98-0082860

(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification No.)

                  214 Brazilian Avenue #300, Palm Beach, Florida 33480
                    (Address of principal executive offices)

                                 (561) 659-0121
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No______

At August 16, 1996, 14,964,997 common shares were outstanding.

Transitional Small Business Disclosure Format: Yes ____ No X

                               DeNOVO CORPORATION
                                      INDEX

                                                            Page Number

PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements                           3-6


                  Notes to Financial Statements                  7-10


      Item 2.     Management's Discussion and Analysis
                  or Plan of Operation                          10-11


PART II.          OTHER INFORMATION

      Item 6.     Reports on Form 8-K                             11

Signatures                                                        12


PART I.      FINANCIAL INFORMATION

Item 1: Financial Statements:

      All Financial information, unless specifically stated otherwise, is expressed in United States dollars.


      The following statements have been attached to this form:

      Unaudited Consolidated Balance Sheet as of June 30, 1996

      Unaudited Statements of Operations For the Six Months and
      Three Months Ended June 30, 1996 and 1995

      Unaudited Consolidated Statements of Cash Flows
      For the Six Months Ended June 30, 1996 and 1995

      Unaudited Consolidated Statement of Stockholders' Equity
      For the Six Months Ended June 30, 1996

      Notes to Unaudited Consolidated Financial Statements





                              DeNOVO CORPORATION

                          Consolidated Balance Sheets


                                                         June 30,1996    December 31, 1995
                                                          Unaudited           Audited
Assets
Current assets

Cash                                                 $       313,825    $     15,498

Accounts receivable, net                                     935,711          22,178
Inventories                                                  159,082

   Total current assets                                    1,408,618          37,676

Property, plant and equipment, net                         1,789,444          34,234

Other assets
Debt issue costs                                             101,614               -
Deposits                                                      29,945               -
Trademarks, copyrights and other intangibles, net          5,275,463               -

   Total assets                                       $    8,605,084     $    71,910

Liabilities
Current liabilities

Accounts payable                                      $      978,565    $    933,475
Accrued expenses                                             271,478          33,081
Deferred revenue                                              96,677          37,497
Convertible debentures payable, net of unamortized
   debt discount                                             404,292               -
Accrued interest                                             131,986               -

   Total current liabilities                               1,882,998       1,004,053

Note payable                                               5,000,000               -

SHAREHOLDERS' EQUITY:
Series A Preference Shares                                    28,923          28,923
Series C Preference Shares                                   739,696         739,696
Common Stock                                               6,961,387       4,258,755
Accumulated deficit                                       (6,007,920)     (5,959,517)

   Total Stockholders' equity                              1,722,086        (932,143)

Total liabilities and stockholders' equity            $    8,605,084      $   71,910


                See accompanying notes to financial statements.

                                        DeNOVO CORPORATION

                              Consolidated Statements of Operations
                                             Unaudited

                                                      Three Months Ended                        Six Months Ended
                                                            June 30,                                June 30,
                                                        1996            1995                   1996            1995

Net Sales                                         $   2,143,105      $  544,594          $  2,143,537      $   836,711

Cost of sales                                         1,037,523         226,792             1,039,069          496,667

Gross profit                                          1,105,582         317,802             1,104,468          340,044

Operating expenses                                      653,345         251,592               659,980          771,859
Non-recurring operating expenses                        310,960          29,155               348,254           29,155

Income (loss) from operations                           141,277          37,055                96,234         (460,970)

Interest and other income                                   860          17,453                13,580           21,924
Interest and other expense                             (139,308)        (11,874)             (158,217)        ( 22,745)

Net income(loss)                                          2,829          42,634               (48,403)        (461,791)



Net income (loss) per share                                $.00           ($.02)                ($.01)           ($.16)

Weighted average number of
    shares outstanding                                6,892,619       2,874,057              5,698,768        2,933,865


                        See accompanying notes to financial statements.






                             DeNOVO CORPORATION

                     Consolidated Statement of Cash Flows

                                                        Unaudited

Six months ended June 30,                              1996            1995
Cash flows from operating activities:
   Net loss                                          $(48,403)      $(461,791)
     Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities

      Depreciation and amortization                   220,770          23,055
      Gain on forgiveness of debt                        (866)
      Stock issued as payment of commissions                           41,496
      Stock issued as payment for public
       relations services                                              75,000
      Stock issued on exercise of options                             420,000
      Stock issued as payment for acquisition
       and related services                            67,734

Changes in assets and liabilities:

   Decrease (increase)in accounts receivable         (861,989)        475,897
   Decrease (increase)in inventories                 (159,082)        329,202
   Increase in other receivables                         -             10,060
   Decrease (increase) in prepaid expenses
      and deposits                                   ( 29,945)         47,008
   Increase in debt issue costs                      (387,711)
   Increase in other assets                            (9,861)        (20,448)
   Increase (decrease) in accounts payable             45,956        (804,842)
   Increase (decrease)in accrued expenses             163,398          (5,591)
   Decrease in due to related party                  ( 37,497)
   Increase in deferred revenue                        96,677
   Increase in accrued interest payable               131,986

   Net cash (used in) provided by operating
      activities                                     (808,833)        129,046

Cash flows from investing activities

      Cash paid for acquisition of trademarks,     (1,049,640)         (5,903)
       copyrights and equipment

Net cash used in investing activities              (1,049,640)         (5,903)
Cash flows from financing activities

      Loans from stockholders                    $      -           $ 377,500
      Repayment of loan to stockholder               (341,284)
      Proceeds from investment in DeNovo                              115,000
      Advance from related party                                       33,200
      Repayment of advance from related party                         ( 1,750)
      Proceeds from issuance of common stock        3,156,800
      Payments of short-term note                  (1,000,000)

Net cash provided by financing activities           2,156,800         182,666

Net increase in cash                                  298,327         305,809

Cash, beginning of period                              15,498         127,889

Cash, end of period                             $     313,825         433,698

Supplemental disclosures of cash flow information:
                                                       1996            1995

Interest paid                                   $     25,386         $ 18,029

The Company purchased equipment appraised at $1,814,000 and trademarks and copyrights valued at $5,186,000 for $1,000,000 in cash, a 90-day note of $1,000,000 and a long-term note of $5,000,000. The Company also purchased trademarks and copyrights valued at $107,390 for $32,390 in cash and an installment loan payable of $75,000.


                 See accompanying notes to financial statements.


                                          DeNovo Corporation

                                   Statement of Shareholders' Equity

                                     Six Months Ended June 30, 1996

                                                 Unaudited


                                     Preferred Stock      Preferred Stock
                                        Series A             Series C                 Common Stock
                                   Shares      Amount    Shares     Amount        Shares      Amount         Deficit

    Balance at January 1, 1996      32,500     $28,923   1,100,000   $739,696     4,449,421   $4,258,755     ($5,959,517)

    Issuance of Stock                    -           -           -          -     7,746,518   $2,702,632

    Net loss                             -           -           -          -             -            -     (    48,403)

    Balance at June 30, 1996        32,500     $28,923   1,100,000   $739,696    12,195,939   $6,961,387     ($6,007,920)

           See accompanying notes to financial statements.




                              DeNOVO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

1.    Description of Business

      DeNovo Corporation ("DeNovo" or the "Company") was incorporated under the laws of the Province of Ontario, Canada in September 1986. Through 1994, the principal focus of the Company's activities was on the development of industrial waste heat recovery systems and wastepaper recycling projects. In July 1994, a subsidiary of DeNovo merged with Ampac International Inc. ("Ampac"), the parent company of TeleConcepts International Inc. ("TeleConcepts"). During 1994, the Company divested itself of all industrial waste heat recovery and wastepaper recycling projects to focus on the development of TeleConcepts.

      TeleConcepts International, Inc.

      Through October, 1995, TeleConcepts was engaged in the design, manufacture, marketing and distribution of telephones, and telecommunications equipment. These products were designed primarily for residential and small office use and sold typically through mass merchandisers, catalog showrooms, department stores and telephone operating companies. As a result of the downturn in the consumer electronics industry during 1995, as well as TeleConcepts' inability to secure adequate financing, management discontinued TeleConcepts' operations.

      Princeton Publishing, Inc.

      On March 29, 1996, the Company purchased from Princeton Publishing, Inc., a newly formed Delaware corporation ("Princeton"), 100 shares of common stock, constituting all of Princeton's issued and outstanding stock, for $1,000,000 cash obtained through the issuance of debt securities. Accordingly, Princeton became a wholly-owned subsidiary of DeNovo. On the same date, Princeton purchased from a group of corporations (collectively, the "Seller") substantially all of their assets and assumed major contracts.

      The acquired assets consisted of intellectual property, fixed assets, and contract rights. Trademarks acquired are the names of periodical magazines, primarily targeted to the adult sports, entertainment, and lifestyle marketplace. The fixed assets include furniture, fixtures and equipment, chiefly, printing equipment. The contracts assumed are magazine distribution contracts and leases to real property in New York City and Sussex, Wisconsin.

      The Seller was in the business of publishing, printing and selling periodical magazines. The Company, through its subsidiary, Princeton, is continuing such use of the acquired assets.

      Princeton paid $1,000,000 in cash at the closing and signed two promissory notes for the remainder of the purchase price. The first note was in the principal amount of $1,000,000, and was paid off on June 28, 1996 with interest at the rate of 10.25% per annum. The second note is in the principal amount of $5,000,000, payable over 10 years, with interest payments only for the first three years, 30-year amortized payments for the next seven years, with a balloon payment on the 10th anniversary. The interest rate on the second note is prime plus 2%, maximum 12%, adjustable two times per year. The second note is collateralized by a security interest in all the purchased assets.

      On the date of closing, Princeton transferred all purchased intellectual property including trademarks to Princeton Trademarks, Inc., a newly-formed Delaware corporation, in exchange for 100 shares in Princeton Trademarks, Inc., making that company a wholly-owned subsidiary of Princeton. Also on the same date, Princeton transferred all equipment and other fixed assets located in Sussex, Wisconsin, to Kingston Press, Inc., a newly-formed Delaware corporation, in exchange for 100 shares in Kingston Press, Inc. making that company also a wholly-owned subsidiary of Princeton.




2.    Summary of Significant Accounting Policies

      (A)   Basis of Presentation

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During 1995, as result of continuing losses and the inability of the Company to obtain additional financing to support operations, the Company ceased operations of its only operating subsidiary, Teleconcepts. As of December 31, 1995, all assets and liabilities were written down and presented at their net realizable value. On March 29, 1996, the Company acquired a new operating subsidiary, Princeton Publishing, Inc., as detailed in Note 1. The interim consolidated financial statements have not been audited by independent public accountants. In the opinion of the Company, the unaudited consolidated financial statements incorporate all transactions and adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of operations and cash flows for the three and six months ended June 30, 1996 and 1995. The consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1995.

      The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

      (B)   Basis of Consolidation

      The consolidated financial statements include the accounts of DeNovo Corporation and its wholly owned subsidiaries, Teleconcepts International, Inc., and Princeton Publishing, Inc. and subsidiaries. All significant intercompany transactions and balances have been eliminated.

      (C)   Cash and Cash Equivalents

      The Company considers cash equivalents to include short-term, highly liquid investments with original maturities of three months or less.

      (D)   Accounts Receivable

      Accounts receivable are recorded net of estimated returns of periodicals, credits and allowances of $2,811,366.

      (E)   Inventories

      Inventories, including paper and other materials used in the production of the Company's publications, are valued at the lower of cost (on a FIFO basis) or market.

      (F)   Property, Plant and Equipment

      Machinery, furniture and equipment are stated at cost less accumulated depreciation. Depreciation is provided at rates based on the estimated useful lives using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred; replacements and major improvements are capitalized. Machinery and equipment were purchased for $1,814,000 by Princeton Publishing on March 29, 1996. At June 30, 1996 and December 31, 1995 remaining equipment of TeleConcepts consists of computer equipment with a five year life depreciated using the straight line method. Property, plant and equipment is shown net of accumulated depreciation of $74,785 as of June 30, 1996.

      (G)   Trademarks and Copyrights

      On March 29, 1996 the Company purchased the trademarks and copyrights of sixteen magazines for $5,186,000 and in June, 1996, purchased the trademark and copyright of another publication for $107,387. Trademarks and copyrights are carried at cost and are being amortized on a straight-line basis over 35 years. Intangible assets are shown net of accumulated amortization of $37,785 as of June 30, 1996.

      (H)   Revenue Recognition

      Revenues from commercial printing are recognized at the time the printing of a customer order is completed. Any billings in advance of that time are
recorded as deferred revenue.   The sale of magazine subscriptions are recorded
as unearned revenue at the gross subscription price at the time the order is received, and subscription revenue is then recognized over the term of the subscription. Sales of magazines (net of estimated returns) are recorded when each issue goes on sale.

      (I)   Income Taxes

      The Company uses the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

      (J)   Use of Estimates

      Management of the Company has made estimates and assumptions in the preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles that affect the reported amounts of assets and liabilities and disclosures at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      (K)   Advertising Costs

      The costs of advertising are expenses as incurred.

      (L)   Loss Per Share

      Loss per share is computed by adding cumulative preferred dividends to net loss in order to determine net loss attributable to common stockholders. This amount is then divided by the weighted average number of common shares outstanding.

      Common stock equivalents for preferred stock are considered anti-dilutive and therefore not considered in the computation of Loss Per Share. In addition, loss per share does not give effect to common stock equivalents arising from exercising stock options or warrants due to the exercise price of the common stock exceeding the average market price.


3.    Capital Stock

      (A)   Preferred Stock:

      Unlimited number of preference shares, issuable in series, without par value. The rights, privileges, restrictions and conditions of each series to be issued shall be fixed from time to time by the directors.

            Series A:

      32,500 shares issued and outstanding at June 30, 1996, redeemable at the option of the Company at any time at a price of $1.24 per share, convertible at the option of the holder at any time into common share of the Company at a price equivalent to $1.24 per common share. Upon liquidation Series A preference shares are entitled to receive from the assets of the Comany an amount equal to $1.24 for each preference share held before any of the assets of the Company are distributed to holders of Common shares or any other class of the Company ranking junior to the Series A preference shares.

            Series C:

      1,100,000 $8.00 Series C voting preference shares issued and outstanding at June 30, 1996, redeemable at the option of the Company until January 31, 1998 under certain conditions pertaining to the trading prices of the Company's common shares, and convertible at the option of the holder at any time into common shares of the Company on a share-for-share basis. The conversion ratio is subject to adjustment under certain conditions, including conditions relating to trading prices and subsequent share issues. Holders of Series C preference shares are entitled to receive a cumulative dividend of US $.04 per share annually, payable in cash or common shares of the Company. Dividends in arrears totaled $162,000 at June 30, 1996. Upon liquidation Series C preference shares are entitled to receive from the assets of the Company an amount equal to $.80 for each preference share held plus all accrued and unpaid dividends before any of the assets of the Company are distributed to holders of Common shares or any other class of the Company ranking junior to the Series C preference shares.

      (B)   Common Stock:

      Unlimited number of common shares without par value.

      (C)   Issued and outstanding -           June 30,1996    December 31,1995

            32,500 Series A Preference Shares    $   28,923    $  28,923
            1,100,000 Series C Preference Shares    739,696      739,696
            12,195,939 and 4,449,421 common
              shares, respectively                6,961,387    4,258,755
                                                $ 7,730,006   $5,027,374

From July 1, 1996 to August 16, 1996 an additional 2,769,058 shares of common stock were issued by the Company, primarily pursuant to conversion of convertible debentures previously issued and sold pursuant to Regulation S.

5.    Loss Per Share

      The loss per share amounts have been calculated using the weighted average number of shares outstanding. They are as follows:

                        June 30, 1996            5,755,497

                        June 30, 1995            2,933,865



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION


General

      The Company, through its wholly-owned subsidiary, Princeton Publishing, Inc., is engaged in the publishing and distribution of 17 periodical consumer lifestyle magazines. Princeton's editorial staff and offices are located in New York City. A wholly-owned subsidiary of Princeton, Kingston Press, Inc., owns and maintains a printing plant in Sussex, Wisconsin. The plant is used for the printing of the Company's magazines and to perform printing work for third parties on a contract basis. The Company's executive offices are located in Palm Beach, Florida.

      The Company has discontinued the operations of its subsidiary, TeleConcepts, Inc., as of December 31, 1995. TeleConcepts was engaged in the design, manufacture, marketing and distribution of telephones and telecommunications equipment.

Results of Operations

Six-Month Period Ended June 30, 1996 Compared to Six-Month Period Ended June 30, 1995

      Revenues for the six-month period ended June 30, 1996 amounted to $2,143,537 compared to $836,711 for the six-month period ended June 30, 1995, reflecting an increase of $1,306,826. Revenues are almost wholly derived from magazine sales, subscriptions and advertising. The increase in revenues reflected for the six-month period ended June 30, 1996 is a result of the Company's acquisition of magazine publishing assets in March of 1996 and the Company's continuing use of those assets in the same business. Costs and expenses of revenues for the six-month period ended June 30, 1996 were $2,047,403, compared to $1,297,681 for the six-month period ended June 30, 1995, resulting in an increase $749,722. The increase is attributable to the combination of non-recurring acquisition costs and continuing operations in connection with the change in business of the Company from telecommunications equipment sales to magazine publishing, printing and distribution. See "Liquidity and Capital Resources."

      During the six-month period ended June 30, 1996, $158,217 in interest expense was charged to operations compared to $22,745 for the six-month period ended June 30, 1995, reflecting an increase of $135,472. The increase was due to interest paid pursuant to a promissory note delivered by Princeton as part of the purchase price of the magazine publishing assets purchased by Princeton in March of 1996.

      Net losses for the six-month period ended June 30, 1996 were $48,403 which represents a decrease of $413,388 from the net loss of $461,791 for the six-month period ended June 30, 1995. This decrease in losses is attributable to the operations and revenue of the Company's subsidiary, Princeton Publishing, Inc. and discontinuation of the operations of TeleConcepts, Inc.

Liquidity and Capital Resources

      The Company intends to continue the operations of its wholly-owned subsidiary, Princeton Publishing, Inc. and that company's wholly-owned subsidiaries, Princeton Trademarks, Inc. and Kingston Press, Inc. Management anticipates net sales of approximately $7,500,000 for calendar year 1996 from these operations. While there can be no assurance, the Company is confident that revenues from these operations will be substantially greater than revenues from the Company's previous business. Interest payments of approximately $43,000 each are due monthly pursuant to a promissory note executed upon acquisition of the publishing assets. The Company anticipates that cash flows from operations will be sufficient to maintain all debt service of Princeton.

      As indicated in its Form 8-K dated July 18, 1996, the Company, through another wholly-owned subsidiary, Firestone Publishing, Inc., has entered into a contract to purchase substantially all of the assets and operations of Dugent Publishing Corporation, which reported gross revenues of $7.2 million and net taxable income of $1.8 million for calendar year 1995. Firestone paid $1,000,000 to the seller upon entering into the contract. The purchase will be consummated if the Company pays an additional $2,000,000 in cash and executes a promissory note in the amount of $4,000,000 with interest, on or before October 15, 1996. If the Company fails to do so, the purchase will not be consummated and the Company will not be entitled to any refund of the $1,000,000 paid. Management anticipates consummation of the purchase and intends to finance the $2,000,000 payment with either a short-term loan, which has been arranged, or additional sales of the Company's common stock. If the purchase is consummated, all operations will continue with the same assets and employees without interruption upon closing on or before October 16, 1996. In addition, net income from those operations during the period July 18, 1996 until consummation of the purchase will be paid to Firestone in connection with the acquisition. Management anticipates additional cash flow from this acquisition.

      In August 1996 management arranged the sale of all of the stock of TeleConcepts, Inc., a wholly-owned subsidiary with substantial accumulated deficit. Management anticipates consummation of this sale on or before September 1, 1996. This sale, if consummated, will increase shareholders' equity in the Company.

      Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

      Cash decreased $119,873 to $313,825 at June 30, 1996 from $433,698 at
June 30, 1995. Net cash used for operating activities was $808,833 during the six-month period ended June 30, 1996 compared to cash provided by operating activities of $129,046 during the six-month period ended June 30, 1995. The increase is attributable to the combination of non-recurring acquisition costs and continuing operations in connection with the change in business of the Company from telecommunications equipment sales to magazine publishing, printing and distribution.

      During the six-month period ended June 30, 1996, net cash used for investing activities was $1,049,640, compared with $5,903 used for investing activities during the six-month period ended June 30, 1995. The increase of $1,043,737 is due to purchase of trademarks, copyrights and equipment for the Company's publishing operations.

      During the six-month period ended June 30, 1996, net cash provided by financing activities was $2,156,800, representing an increase of $1,974,134 from net cash provided by financing activities of $182,666 during the six-month period ended June 30, 1995. The increase is a result primarily of the net proceeds from the sales of the Company's securities which were made in order to capitalize Princeton Publishing, Inc., so that it could consummate the purchase of the magazine publishing assets, and also to capitalize the Company's wholly-owned subsidiary, Firestone Publishing, Inc.




CAUTION: Statements contained in these notes and accompanying financial statements regarding the Company's future prospects or profitability constitute forward-looking statements and as such, must be considered with caution and with the understanding that various factors could cause actual results to differ materially from those in such forward-looking statements. Such factors include changes in revenues from distribution, advertising and subscriptions; changes in costs of materials and operations; and failure of pending or anticipated acquisitions to be consummated.


                          PART  II.   OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits:

Exhibit
Number       Exhibit

2.1 Asset Purchase and Sale Agreement with Dugent Publishing Corp. dated July 18, 1996, filed as Exhibit 2.1 to the Company's Report on Form 8-K dated July 18, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on August 1, 1996.


      (b) The following reports on Form 8-K were filed during the quarter ended June 30, 1996 by the Company:

Date of Report    Date Filed       Items Reported           Financial Statements Filed

March 29, 1996    April 12, 1996    Princeton Publishing      None
                                    Acquisition

March 29, 1996    June 10, 1996     Princeton Publishing      Audited Combined Financial
(Amendment)                         Acquisition               Statements of Business
                                                              Acquired; Unaudited Pro
                                                              Forma Condensed Combined
                                                              Financial Statement of
                                                              Business Acquired; Unaudited
                                                              Pro Forma Financial
                                                              Statements of DeNovo and
                                                              Subsidiaries

May 21, 1996      June 18, 1996     Current Balance Sheets    Unaudited Pro Forma
                                    (for Nasdaq purposes)     Consolidated Balance Sheets



July 18, 1996     August 1, 1996    Dugent Publishing         None
                                    Acquisition Agreement

August 5, 1996    August 6, 1996    Current Balance Sheets    Unaudited Pro Forma
                                    (for Nasdaq purposes)     Consolidated Balance Sheets

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 1996



                                                    DeNOVO CORPORATION


                                                    /s/ Michael D. Herman
                                                    By:  Michael D. Herman,
                                                          President