Form 10QSB/A
period 1996-06-30
DENOVO CORP /CN/
filed 1996-11-15
CIK 814456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  Amendment No. 1 to
                                    Form 10-QSB/A

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

                           PRINCETON MEDIA GROUP, INC.

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

                               DeNovo Corporation
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No______

At August 16, 1996, 748,250 common shares were outstanding.

Transitional Small Business Disclosure Format: Yes ____ No X

                               PRINCETON MEDIA GROUP, INC.

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

      Unaudited Statements of Operations For the Six Months and
      Three Months Ended June 30, 1996 and 1995

      Unaudited Consolidated Statements of Cash Flows
      For the Six Months Ended June 30, 1996 and 1995

      Unaudited Consolidated Statement of Stockholders' Equity
      For the Six Months Ended June 30, 1996

      Notes to Unaudited Consolidated Financial Statements







                          PRINCETON MEDIA GROUP, INC.

                          Consolidated Balance Sheets


                                                         June 30,1996    December 31, 1995
                                                          Unaudited           Audited

Assets
Current assets

Cash                                                 $       313,825    $     15,498

Accounts receivable, net                                     819,931          22,178
Inventories                                                  159,082

   Total current assets                                    1,292,838          37,676

Property, plant and equipment, net                         1,789,444          34,234

Other assets
Debt issue costs                                             101,614               -
Deposits                                                      29,945               -
Trademarks, copyrights and other intangibles, net          5,275,463               -

   Total assets                                       $    8,489,304     $    71,910

Liabilities
Current liabilities

Accounts payable                                      $      978,565     $   933,475
Accrued expenses                                             271,478          33,081
Deferred revenue                                              96,677          37,497
Convertible debentures payable, net of unamortized
   debt discount                                             404,292               -
Accrued interest                                             131,986               -

   Total current liabilities                               1,882,998       1,004,053

Note payable                                               5,000,000               -

SHAREHOLDERS' EQUITY:
Series A Preference Shares                                    28,923          28,923
Series C Preference Shares                                   739,696         739,696
Common Stock                                               6,961,387       4,258,755
Accumulated deficit                                       (6,123,700)     (5,959,517)

   Total Stockholders' equity                              1,606,306        (932,143)

Total liabilities and stockholders' equity            $    8,489,304      $   71,910


                See accompanying notes to financial statements.



                                    PRINCETON MEDIA GROUP, INC.

                              Consolidated Statements of Operations
                                             Unaudited

                                                      Three Months Ended                        Six Months Ended
                                                            June 30,                                June 30,
                                                        1996            1995                   1996            1995

Net Sales                                         $   2,027,325      $  544,594          $  2,027,757      $   836,711

Cost of sales                                         1,037,523         226,792             1,039,069          496,667

Gross profit                                            989,802         317,802               988,688          340,044
Operating expenses                                      653,345         251,592               659,980          771,859
Non-recurring operating expenses                        310,960          29,155               348,254           29,155

Income (loss) from operations                            25,497          37,055               (19,546)        (460,970)

Interest and other income                                   860          17,453                13,580           21,924
Interest and other expense                             (139,308)        (11,874)             (158,217)        ( 22,745)

Net income(loss)                                       (112,951)         42,634              (164,183)        (461,791)



Net income (loss) per share                               $(.33)           $.30                 ($.58)          ($3.15)

Weighted average number of
    shares outstanding                                  344,630         143,703                284,938          146,693


                        See accompanying notes to financial statements.








                          PRINCETON MEDIA GROUP, INC.

                     Consolidated Statement of Cash Flows

                                                        Unaudited

Six months ended June 30,                              1996            1995
Cash flows from operating activities:
   Net loss                                          $(164,183)     $(461,791)
     Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities

      Depreciation and amortization                    220,770         23,055
      Gain on forgiveness of debt                         (866)
      Stock issued as payment of commissions                           41,496
      Stock issued as payment for public
       relations services                                              75,000
      Stock issued on exercise of options                             420,000
      Stock issued as payment for acquisition
       and related services                             67,734

Changes in assets and liabilities:

   Decrease (increase)in accounts receivable          (746,209)       475,897
   Decrease (increase)in inventories                  (159,082)       329,202
   Increase in other receivables                         -             10,060
   Decrease (increase) in prepaid expenses
      and deposits                                    ( 29,945)        47,008
   Increase in debt issue costs                       (387,711)
   Increase in other assets                             (9,861)       (20,448)
   Increase (decrease) in accounts payable              45,956       (804,842)
   Increase (decrease)in accrued expenses              163,398         (5,591)
   Decrease in due to related party                   ( 37,497)
   Increase in deferred revenue                         96,677
   Increase in accrued interest payable                131,986
      Net cash (used in) provided by operating
      activities                                      (808,833)       129,046

Cash flows from investing activities

      Cash paid for acquisition of trademarks,      (2,049,640)        (5,903)
       copyrights and equipment

Net cash used in investing activities               (2,049,640)        (5,903)

Cash flows from financing activities

      Loans from stockholders                    $      -           $ 377,500
      Repayment of loan to stockholder                               (341,284)
      Proceeds from investment in DeNovo                              115,000
      Advance from related party                                       33,200
      Repayment of advance from related party                         ( 1,750)
      Proceeds from issuance of common stock         3,156,800

Net cash provided by financing activities            3,156,800        182,666

Net increase in cash                                   298,327        305,809

Cash, beginning of period                               15,498        127,889

Cash, end of period                             $      313,825        433,698

Supplemental disclosures of cash flow information:
                                                       1996            1995

Interest paid                                   $       25,386       $ 18,029

The Company purchased equipment appraised at $1,814,000 and trademarks and copyrights valued at $5,186,000 for $1,000,000 in cash, a 90-day note of $1,000,000 which was paid off on June 28, 1996, and a long-term note of $5,000,000. The Company also purchased trademarks and copyrights valued at $107,390 for $32,390 in cash and an installment loan payable of $75,000.


                 See accompanying notes to financial statements.


                                      Princeton Media Group, Inc.

                                   Statement of Shareholders' Equity

                                     Six Months Ended June 30, 1996

                                                 Unaudited


                                     Preferred Stock      Preferred Stock
                                        Series A             Series C                 Common Stock
                                   Shares      Amount    Shares     Amount        Shares      Amount         Deficit

    Balance at January 1, 1996      32,500     $28,923   1,100,000   $739,696       222,471   $4,258,755     ($5,959,517)

    Issuance of Stock                    -           -           -          -       387,326   $2,702,632

    Net loss                             -           -           -          -             -            -     (   164,183)

    Balance at June 30, 1996        32,500     $28,923   1,100,000   $739,696       609,797   $6,961,387     ($6,123,700)

           See accompanying notes to financial statements.




                           PRINCETON MEDIA GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

1.    Description of Business

      Princeton Media Group, Inc. (which on October 28, 1996, changed its name from DeNovo Corporation and herein is referred to as "PMG" or the "Company") was incorporated under the laws of the Province of Ontario, Canada in September 1986. Through 1994, the principal focus of the Company's activities was on the development of industrial waste heat recovery systems and wastepaper recycling projects. In July 1994, a subsidiary of DeNovo merged with Ampac International Inc. ("Ampac"), the parent company of TeleConcepts International Inc. ("TeleConcepts"). During 1994, the Company divested itself of all industrial waste heat recovery and wastepaper recycling projects to focus on the development of TeleConcepts.

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

      (B)   Basis of Consolidation

      The consolidated financial statements include the accounts of PMG and its wholly owned subsidiaries, Teleconcepts International, Inc., and Princeton Publishing, Inc. and subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

            Series A:

      32,500 shares issued and outstanding at June 30, 1996, redeemable at the option of the Company at any time at a price of $1.24 per share, convertible at the option of the holder at any time into common share of the Company at a price equivalent to $1.24 per 1/200th of a common share (as of the date of filing of this Amendment). Upon liquidation Series A preference shares are entitled to receive from the assets of the Company an amount equal to $1.24 for each preference share held before any of the assets of the Company are distributed to holders of Common shares or any other class of the Company ranking junior to the Series A preference shares.

            Series C:

      1,100,000 $8.00 Series C voting preference shares issued and outstanding at June 30, 1996, redeemable at the option of the Company until January 31, 1998 under certain conditions pertaining to the trading prices of the Company's common shares, and convertible at the option of the holder at any time into common shares of the Company on the basis of two hundred Series C shares for one common share (as of the date of filing of this Amendment). The conversion ratio is subject to adjustment under certain conditions, including conditions relating to trading prices and subsequent share issues. Holders of Series C preference shares are entitled to receive a cumulative dividend of US $.04 per share annually, payable in cash or common shares of the Company. Dividends in arrears totaled $162,000 at June 30, 1996. Upon liquidation Series C preference shares are entitled to receive from the assets of the Company an amount equal to $.80 for each preference share held plus all accrued and unpaid dividends before any of the assets of the Company are distributed to holders of Common shares or any other class of the Company ranking junior to the Series C preference shares.

      (B)   Common Stock:

      Unlimited number of common shares without par value. On October 24, 1996, shareholders approved a one-for-twenty reverse stock split. All common stock amounts shown in this amended report have been adjusted to reflect this reverse split.


      (C)   Issued and outstanding -           June 30,1996    December 31,1995

            32,500 Series A Preference Shares    $   28,923    $  28,923
            1,100,000 Series C Preference Shares    739,696      739,696
            609,797 and 222,471 common
              shares, respectively                6,961,387    4,258,755
                                                $ 7,730,006   $5,027,374


From July 1, 1996 to August 16, 1996 an additional 138,453 shares of common stock were issued by the Company, primarily pursuant to conversion of convertible debentures previously issued and sold pursuant to Regulation S.

5.    Loss Per Share

      The loss per share amounts have been calculated using the weighted average number of shares outstanding. They are as follows:

                        June 30, 1996            287,775

                        June 30, 1995            146,693




6.    Amended Form 10-QSB

      This amendment is being filed to reflect an adjustment as follows. Upon payment of a $1 million note to the seller of assets detailed in Note 1, $115,780 was credited to the buyer for allowance on returns of magazines and advertising payments on accounts of operations. This amount was incorrectly recognized as income and should have been a reduction of accounts receivable. Accordingly, accounts receivable and net sales are reduced by $115,780 herein. The correction was included in the year to date amounts shown as of August 31, 1996, in Form 8-K/A dated September 27, 1996 and filed October 3, 1996.



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

Results of Operations

Six-Month Period Ended June 30, 1996 Compared to Six-Month Period Ended June 30, 1995

      Revenues for the six-month period ended June 30, 1996 amounted to $2,027,757 compared to $836,711 for the six-month period ended June 30, 1995, reflecting an increase of $1,191,046. Revenues are almost wholly derived from magazine sales, subscriptions and advertising. The increase in revenues reflected for the six-month period ended June 30, 1996 is a result of the Company's acquisition of magazine publishing assets in March of 1996 and the Company's continuing use of those assets in the same business. Costs and expenses of revenues for the six-month period ended June 30, 1996 were $2,047,403, compared to $1,297,681 for the six-month period ended June 30, 1995, resulting in an increase $749,722. The increase is attributable to the combination of non-recurring acquisition costs and continuing operations in connection with the change in business of the Company from telecommunications equipment sales to magazine publishing, printing and distribution. See "Liquidity and Capital Resources."

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

      Net losses for the six-month period ended June 30, 1996 were $164,183 which represents a decrease of $297,608 from the net loss of $461,791 for the six-month period ended June 30, 1995. This decrease in losses is attributable to the operations and revenue of the Company's subsidiary, Princeton Publishing, Inc. and discontinuation of the operations of TeleConcepts, Inc.

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

      As indicated in its Form 8-K dated July 18, 1996, the Company, through another wholly-owned subsidiary, Firestone Publishing, Inc., has entered into a contract to purchase substantially all of the assets and operations of Dugent Publishing Corporation, which reported gross revenues of $7.2 million and net taxable income of $1.8 million for calendar year 1995. Firestone paid $1,000,000 to the seller upon entering into the contract. The purchase will be consummated if the Company pays an additional $2,000,000 in cash and executes a promissory note in the amount of $4,000,000 with interest, on or before October 15, 1996. If the Company fails to do so, the purchase will not be consummated and the Company will not be entitled to any refund of the $1,000,000 paid. Management anticipates consummation of the purchase and intends to finance the $2,000,000 payment with either a short-term loan, which has been arranged, or additional sales of the Company's common stock. If the purchase is consummated, all operations will continue with the same assets and employees without interruption upon closing on or before October 16, 1996. In addition, net income from those operations during the period July 18, 1996 until consummation of the purchase will be paid to Firestone in connection with the acquisition. [SUBSEQUENT EVENT MEMO ADDED TO THE AMENDED FORM 10-QSB: The option was exercised on September 6, 1996, as detailed in a Form 8-K filed on September 9, 1996.] Management anticipates additional cash flow from this acquisition.


      In August 1996 management completed the sale of all of the stock of TeleConcepts, Inc., a wholly-owned subsidiary with substantial accumulated deficit, which transaction increased shareholders' equity in the Company.

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

      During the six-month period ended June 30, 1996, net cash provided by financing activities was $2,156,800, representing an increase of $1,974,134 from net cash provided by financing activities of $182,666 during the six-month period ended June 30, 1995. The increase is a result primarily of the net proceeds from the sales of the Company's securities which were made in order to capitalize Princeton Publishing, Inc., so that it could consummate the purchase of the magazine publishing assets, and also to capitalize the Company's wholly-owned subsidiary, Firestone Publishing, Inc. [SUBSEQUENT EVENT MEMO TO THE AMENDED FORM 10-QSB: On September 6, 1996, Princeton Media Group, Inc. acquired substanitally all of the assets and operations of Dugent Publishing Corporation for $7 million, consisting of $3 million in cash and a $4 million note payable to the seller as detailed in Form 8-K dated September 6, 1996, and filed on September 9, 1996.]


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


      (b) The following reports on Form 8-K were filed during the quarter ended June 30, 1996 by the Company:

Date of Report    Date Filed       Items Reported           Financial Statements Filed

March 29, 1996    April 12, 1996    Princeton Publishing      None
                                    Acquisition

March 29, 1996    June 10, 1996     Princeton Publishing      Audited Combined Financial
(Amendment)                         Acquisition               Statements of Business
                                                              Acquired; Unaudited Pro
                                                              Forma Condensed Combined
                                                              Financial Statement of
                                                              Business Acquired; Unaudited
                                                              Pro Forma Financial
                                                              Statements of PMG and
                                                              Subsidiaries

May 21, 1996      June 18, 1996     Current Balance Sheets    Unaudited Pro Forma
                                    (for Nasdaq purposes)     Consolidated Balance Sheets





                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 1996



                                                    PRINCETON MEDIA GROUP, INC.


                                                    /s/ James J. McNamara
                                                    By: James J. McNamara,
                                                          Chairman of the Board