Form 10QSB
period 1996-09-30
DENOVO CORP /CN/
filed 1996-11-15
CIK 814456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
Form 10-QSB

          [ X ]   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996.

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

Yes  X      No______

At November 14, 1996, 843,469 common shares were outstanding.

Transitional Small Business Disclosure Format: Yes ____ No X

                                      PRINCETON MEDIA GROUP, INC.
                                                 INDEX

                                                            Page Number

PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements                           3-7

All Financial information, unless specifically stated otherwise, is expressed in United States dollars.

      The following statements have been attached to this form:

      Unaudited Consolidated Balance Sheet as of September 30, 1996

      Unaudited Statements of Operations For the Nine Months and
      Three Months Ended September 30, 1996 and 1995

      Unaudited Consolidated Statements of Cash Flows
      For the Nine Months Ended September 30, 1996 and 1995

      Unaudited Consolidated Statement of Stockholders' Equity
      For the Nine Months Ended September 30, 1996

      Notes to Unaudited Consolidated Financial Statements       8-13


      Item 2.     Management's Discussion and Analysis
                  or Plan of Operation                          13-15


PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K                 16

Signatures                                                         16









                          PRINCETON MEDIA GROUP, INC.

                          Consolidated Balance Sheets


                                                    September 30,1996    December 31, 1995
                                                          Unaudited           Audited
Assets
Current assets

Cash                                                 $       575,157     $    15,498

Accounts receivable, net                                   2,391,337          22,178
Inventories                                                  257,062               -

   Total current assets                                    3,223,556          37,676

Property, plant and equipment, net                         1,802,725          34,234

Other assets
Debt issue costs                                             119,980               -
Deposits                                                      39,755               -
Trademarks, copyrights and other intangibles, net         11,874,061               -

   Total assets                                       $   17,060,077      $   71,910

Liabilities
Current liabilities

Accounts payable                                      $      426,320      $  933,475
Accrued expenses                                             649,611          33,081
Due to related party                                         547,999          37,497
Deferred revenue                                             223,163               -
Income taxes payable                                         133,929               -
Convertible debentures payable, net of unamortized
   debt discount                                             287,344               -
Accrued interest                                              65,812               -

   Total current liabilities                               2,334,178       1,004,053

Notes payable                                              9,000,000               -

SHAREHOLDERS' EQUITY:
Series A Preference Shares                                    28,923          28,923
Series C Preference Shares                                   739,696         739,696
Series D Preference Shares                                 1,005,000               -
Series E Preference Shares                                 1,735,000               -
Common Stock                                               7,597,850       4,258,755
Accumulated deficit                                       (5,380,570)     (5,959,517)

   Total Stockholders' equity                              5,725,899        (932,143)

Total liabilities and stockholders' equity            $   17,060,077       $  71,910

                See accompanying notes to financial statements.

                                    PRINCETON MEDIA GROUP, INC.

                              Consolidated Statements of Operations
                                             Unaudited

                                                      Three Months Ended                        Nine Months Ended
                                                          September 30,                            September 30,

                                                        1996            1995                   1996            1995

Net Sales                                         $   3,067,347      $   (8,954)        $   5,094,672      $    827,757

Cost of sales                                         1,422,523         107,850             2,461,592           604,517

Gross profit (loss)                                   1,644,824        (116,804)            2,633,080           223,240

Operating expenses                                      812,229         433,863             1,463,542         1,234,877
Non-recurring operating expenses                          9,311          43,431               617,565            43,431

Income (loss) from operations                           823,284        (594,098)              811,793        (1,055,068)
Interest and other income                                   209           7,341                 5,159            29,265
Gain on disposition of subsidiary                       415,257               -               415,257                 -
Interest and other expense                             (361,691)         (8,316)             (519,513)          (31,061)

Income (loss) before income taxes                       877,059        (595,073)              712,876        (1,056,864)

Provision for income taxes                              133,929               -               133,929                 -

Net income                                         $    743,130      $ (595,073)        $     578,947      $ (1,056,864)



Net income (loss) per share
    Primary                                        $        .97      $    (3.75)        $        1.21      $      (5.59)
    Fully diluted                                           .79              -          $        1.16                 -

Weighted average number of
    shares outstanding (1)                              731,766         158,701               435,976           189,225


                        See accompanying notes to financial statements.


(1) Gives effect for all periods to a one for twenty reverse stock split effective October 29, 1996. See Note 3 (B).







                          PRINCETON MEDIA GROUP, INC.

                     Consolidated Statement of Cash Flows

                                                        Unaudited

Nine months ended September 30,                           1996             1995
Cash flows from operating activities:
   Net income (loss)                                 $ 578,947      $(1,056,864)
     Adjustments to reconcile net income (loss)
     to net cash (used in) provided by
     operating activities

      Depreciation and amortization                    397,231           30,756
      Loss on sale of assets                                 -           43,431
         Forgiveness of debt                            (5,159)               -
         Gain on disposition of subsidiary            (415,257)               -
      Writedown of inventory                                 -          (25,983)
      Stock issued as payment of commissions                 -           41,496
      Stock issued as payment for public
       relations services                               67,734          275,000

Changes in assets and liabilities:

   Decrease (increase)in accounts receivable        (1,666,111)         653,920
   Decrease (increase)in inventories                  (257,062)         375,319
   Increase in other receivables                             -         (642,409)
   Decrease (increase) in prepaid expenses
      and deposits                                    ( 39,755)          70,573
   Increase in other assets                           (665,458)         (19,726)
   Increase (decrease) in accounts payable             195,986         (811,441)
   Increase (decrease)in accrued expenses              258,911          (14,711)
   Increase in income taxes payable                    133,929                -
   Decrease in due to related party                    547,999                -
   Increase in deferred revenue                        223,163                -
   Increase in accrued interest payable                 65,812                -

   Net cash (used in) operating
      activities                                     ( 579,090)      (1,080,639)

Cash flows from investing activities
      Sale of capital equipment                              -           42,588
      Capital expenditures                                   -           (9,540)
      Cash paid for acquisition of trademarks,
       copyrights, equipment, and related
       receivables and payables                     (5,088,264)               -

Net cash (used in) provided by
      investing activities                          (5,088,264)          33,048

Cash flows from financing activities

      Loans from stockholders                                -          377,500
      Repayment of loan to stockholder                       -         (341,284)
      Proceeds from investment in the Company                -          243,165
      Advance from related party                             -           44,846
      Repayment of advance from related party                -         ( 14,639)
      Proceeds from issuance of common stock         3,157,113                -
      Stock issued on exercise of options                    -          420,000
      Issuance of Preference D Shares                        -          650,000
         Proceeds from issuance of preferred stock   2,740,000                -
         Proceeds from issuance of
         convertible debentures                        329,900                -

Net cash provided by
   financing activities                              6,227,013        1,379,588

Net increase in cash                                   559,659          331,997

Cash, beginning of period                               15,498          127,889

Cash, end of period                                $   575,157       $  459,886
Supplemental disclosures of cash flow information:
                                                          1996           1995

Interest paid                                      $    281,973       $ 25,912



The Company purchased equipment appraised at $1,814,000 and trademarks and copyrights valued at $5,186,000 for $1,000,000 in cash, a 90-day note of $1,000,000 and a long-term note of $5,000,000. The Company also purchased trademarks and copyrights valued at $107,390 for $32,390 in cash and an installment loan payable of $75,000 of which $25,000 was paid in September, 1996, with installments of $25,000 due in December, 1996, and March, 1997. The Company purchased equipment valued at $75,000, accounts receivable of $725,227, accounts payable and accrued expenses of $439,676 and trademarks and copyrights of $6,639,449 for $3,000,000 in cash and a long-term note of $4,000,000. The Company entered into capital leases for equipment capitalized at $28,014; unpaid balances on leases were $25,714 as of September 30, 1996.

                 See accompanying notes to financial statements.







                                      Princeton Media Group, Inc.

                                   Statement of Shareholders' Equity

                                  Nine Months Ended September 30, 1996

                                                 Unaudited


                                 Preferred Stock      Preferred Stock        Preferred
                                    Series A             Series C           Series D & E           Common Stock
                                Shares    Amount    Shares     Amount     Shares    Amount      Shares     Amount       Deficit

Balance at January 1, 1996      32,500   $28,923   1,100,000   $739,696      -         -      222,471   $4,258,755    ($5,959,517)

Issuance of Stock                    -         -           -          -      -         -       26,250    2,156,227

Issuance of Series D, net            -         -           -          -    1,200  1,005,000         -            -

Issuance of Series E, net            -         -           -          -    1,800  1,735,000         -            -

Conversion of Debentures             -         -           -          -      -         -      518,897    1,182,868

Net income                           -         -           -          -      -         -            -            -        578,947

Balance at
   September 30, 1996           32,500   $28,923   1,100,000   $739,696    3,000  2,740,000   767,618   $7,597,850    ($5,380,570)

           See accompanying notes to financial statements.





                           PRINCETON MEDIA GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

1.    Description of Business

      Princeton Media Group, Inc. (which on October 29, 1996, changed its name from DeNovo Corporation and herein is referred to as "PMG" or the "Company") was incorporated under the laws of the Province of Ontario, Canada in September 1986. Through 1994, the principal focus of the Company's activities was the development of industrial waste heat recovery systems and wastepaper recycling projects. In July, 1994, a subsidiary of DeNovo merged with Ampac International Inc. ("Ampac"), the parent company of TeleConcepts International Inc. ("TeleConcepts"). During 1994, the Company divested itself of all industrial waste heat recovery and wastepaper recycling projects to focus on the development of TeleConcepts.

      TeleConcepts International, Inc.

      Through October, 1995, TeleConcepts was engaged in the design, manufacture, marketing and distribution of telephones and telecommunications equipment. These products were designed primarily for residential and small office use and sold typically through mass merchandisers, catalog showrooms, department stores and telephone operating companies. As a result of the downturn in the consumer electronics industry during 1995, as well as TeleConcepts' inability to secure adequate financing, management discontinued TeleConcepts' operations as of December 31, 1995. All of the stock of Teleconcepts, Inc. was transferred to an investor involved in management of a party related by common directorship on August 5, 1996. The investor received 32,500 shares of PMG stock with a fair market value of $318,500 at the time of the transfer in conjunction with assumption of ownership of the former subsidiary which had liabilities in excess of assets. PMG realized a gain of $415,257 on the disposition of the subsidiary.

      Princeton Publishing, Inc.

      On March 29, 1996, the Company purchased from Princeton Publishing, Inc., a newly formed Delaware corporation ("Princeton"), 100 shares of common stock, constituting all of Princeton's issued and outstanding stock, for $1,000,000 cash obtained through the issuance of debt securities of PMG. Accordingly, Princeton became a wholly-owned subsidiary of PMG. On the same date, Princeton purchased from a group of corporations (collectively, the "First Seller") substantially all of its assets and assumed major contracts.

      The acquired assets consist of intellectual property, fixed assets, and contract rights. Trademarks acquired are the titles of periodical magazines, primarily targeted to the adult sports, entertainment, and lifestyle marketplace. The fixed assets include furniture, fixtures and equipment, chiefly, printing equipment. The contracts assumed are magazine distribution contracts and leases to real property in New York City and Sussex, Wisconsin.

      The First Seller was in the business of publishing, printing and selling periodical magazines. The Company, through its subsidiary, Princeton, is continuing such use of the acquired assets.

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

      On the date of closing, Princeton transferred all purchased intellectual property including trademarks to Princeton Trademarks, Inc., a newly-formed Delaware corporation, in exchange for 100 shares in Princeton Trademarks, Inc., resulting in Princeton Trademarks becoming a wholly-owned subsidiary of Princeton. Also on the same date, Princeton transferred all equipment and other fixed assets located in Sussex, Wisconsin, to Kingston Press, Inc., a newly-formed Delaware corporation, in exchange for 100 shares in Kingston Press, Inc. resulting in that company also becoming a wholly-owned subsidiary of Princeton.

      Firestone Publishing, Inc.

      On July 18, 1996, the Company purchased from Firestone Publishing, Inc., a newly formed Delaware corporation ("Firestone"), 100 shares of common stock, constituting all of Firestone's issued and outstanding stock, for $1,000,000 cash obtained through the issuance of debt securities. Accordingly, Firestone became a wholly-owned subsidiary of PMG. On the same date Firestone paid $1,000,000 for an option to purchase substantially all of the assets and operations of a publishing company (the "Second Seller.") The agreement provided for a consulting fee due to Firestone in the amount of the net cash resulting from operations (which resulted in a fee of $38,820) from July 18 until the closing to occur upon payment of an additional $2 million and interest at prime plus 2%. On September 6, 1996, Firestone purchased from the Second Seller substantially all of its assets and assumed major contracts through payment of the $2 million and accrued interest of $23,054 and execution of a promissory note in the amount of $4 million. The note is in the principal amount of $4,000,000, with interest at the rate of prime plus 2% per annum. Interest will accrue with no payments due for one year at which time interest will be added to principal and fixed payments of principal and interest will become due on a straight-line basis over forty-eight months. The note is secured by the assets acquired.

      The acquired assets consist of intellectual property, fixed assets, contract rights, receivables and payables generated from operations between July 18th and September 6th. Trademarks acquired are the titles of periodical magazines, primarily targeted to the lifestyle marketplace. The fixed assets include furniture, fixtures and equipment, chiefly, publishing computer equipment. The contracts assumed are magazine distribution contracts and a lease to real property in Miami Lakes, Florida.

      The Second Seller was in the business of publishing and selling periodical magazines. The Company, through its subsidiary, Firestone, is continuing such use of the acquired assets.


2.    Summary of Significant Accounting Policies

      (A)   Basis of Presentation

      The interim consolidated financial statements have not been audited by independent public accountants. In the opinion of the Company, the unaudited consolidated financial statements incorporate all transactions and adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995.

      The consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1995. The report of independent accountants dated March 29, 1996, on the financial statements for the year ended December 31, 1995, stated that those financial statements had been prepared assuming the Company would continue as a going concern and noted that during 1995, as result of continuing losses and the inability of the Company to obtain additional financing to support operations, the Company ceased operations of its only operating subsidiary, Teleconcepts. As of December 31, 1995, all assets and liabilities were written down and presented at their net realizable value. Management believes that the ability of the company to continue as a going concern has been established during the nine months ended September 30, 1996, as a result of the following transactions.

      As detailed in Note 1, on March 29,1996, the Company acquired a publishing company through its new operating subsidiary, Princeton Publishing, Inc.; on August 5, 1996, the Company sold Teleconcepts; and on September 6, 1996, the Company acquired a another publishing company through its operating subsidiary, Firestone Publishing. These three transactions positioned the Company entirely in the publishing, printing, and media industries with operations in New York City, Miami, and Milwaukee. As of September 30, 1996 the Company had a positive current ratio, assets in excess of $17 million, and shareholders' equity in excess of $5.7 million. Accordingly, management concludes the ability of the Company to operate as a going concern has been established during the nine months ended September 30, 1996.

      The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

      (B)   Basis of Consolidation

      The consolidated financial statements include the accounts of PMG and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

      (C)   Cash and Cash Equivalents

      The Company considers cash equivalents to include short-term, highly liquid investments with original maturities of three months or less. These financial statements do not include cash equivalents.

      (D)   Accounts Receivable

      Accounts receivable are recorded net of estimated returns of periodicals, credits and allowances. Total receivables are $8,712,384 and allowance for returns and miscellaneous distribution expenses are $6,321,047 resulting in net receivables of $2,391,336 at September 30, 1996. Because retail sellers of magazines retain the right to return magazines for a number of months after the date the periodical is "off-sale," the allowance for returns is normally a high percentage of gross receivables in the magazine publishing industry. Management believes it has a sufficient history of operations (including data on the two acquired publishing operations prior to purchase by PMG) to establish reasonable estimates of returns.

      (E)   Inventories

      Inventories, including paper and other materials used in the production of the Company's publications, are valued at the lower of cost (on a FIFO basis) or market.

      (F)   Property, Plant and Equipment

      Machinery, furniture and equipment are stated at cost less accumulated depreciation. Depreciation is provided at rates based on the estimated useful lives using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred; replacements and major improvements are capitalized. Machinery and equipment were purchased for $1,814,000 by Princeton Publishing on March 29, 1996, and for $75,000 on September 6, 1996 by Firestone Publishing, Inc. Property, plant and equipment is shown net of accumulated depreciation of $132,867 as of September 30, 1996.

      (G)   Trademarks and Copyrights

      On March 29, 1996 the Company purchased the trademarks and copyrights of sixteen magazines for $5,186,000 and in June, 1996, purchased the trademark and copyright of another publication for $107,387. On September 6, 1996, the Company purchased the trademarks and copyrights of an additional five magazines for $6,639,449. Trademarks and copyrights are carried at cost and are being amortized on a straight-line basis over 35 years. Intangible assets are shown net of accumulated amortization of $92,636 as of September 30, 1996.

      (H)   Revenue Recognition

      Revenues from commercial printing are recognized at the time the printing of a customer order is completed. Any billings in advance of that time are recorded as deferred revenue. The sale of magazine subscriptions are recorded as unearned revenue at the gross subscription price at the time the order and payment are received. Subscription revenue is then recognized over the term of the subscription. Sales of magazines (net of estimated returns) are recorded when each issue is placed on sale.

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

      (L)   Earnings Per Share

      Primary earnings (loss) per share is based on the weighted average number of common shares outstanding during the periods and net income is reduced for cumulative preferred dividends. Fully diluted earnings per share assumes the conversion of debentures and preferred shares and further adjusts net income for interest expense, net of tax benefits, and cumulative preferred dividends.

      Stock options, warrants and convertible securities that are antidilutive are excluded from the computations.

3.    Capital Stock

      (A)   Preferred Stock:

      Unlimited number of preference shares, issuable in series, without par value. The rights, privileges, restrictions and conditions of each series to be issued are fixed from time to time by the directors.

            Series A:

      32,500 shares issued and outstanding at September 30, 1996, redeemable at the option of the Company at any time at a price of $1.24 per share, convertible at the option of the holder at any time into common shares of the Company at a price equivalent to $1.24 per 1/200th of a common share. Upon liquidation Series A preference shares are entitled to receive from the assets of the Company an amount equal to $1.24 for each preference share held before any of the assets of the Company are distributed to holders of Common shares or any other class of the Company ranking junior to the Series A preference shares.

            Series C:

      1,100,000 $8.00 Series C voting preference shares issued and outstanding at September 30, 1996, redeemable at the option of the Company until January 31, 1998 under certain conditions pertaining to the trading prices of the Company's common shares, and convertible at the option of the holder at any time into common shares of the Company on the basis of 200 Series C shares for one common share. The conversion ratio is subject to adjustment under certain conditions, including conditions relating to trading prices and subsequent share issues. Holders of Series C preference shares are entitled to receive a cumulative dividend of $.04 per share annually, payable in cash or common shares of the Company. Dividends in arrears totaled $173,000 at September 30, 1996. Upon liquidation Series C preference shares are entitled to receive from the assets of the Company an amount equal to $.80 for each preference share held plus all accrued and unpaid dividends before any of the assets of the Company are distributed to holders of Common shares or any other class of the Company ranking junior to the Series C preference shares.

            Series D:

      1,500 shares authorized, 1,200 shares outstanding with 4,000 votes per share at all shareholder meetings. Liquidation preference is $1,350 per share plus unpaid and accrued dividends after payment on Series A and Series C preferred. Cumulative dividends at 8% per annum based on consideration paid per share (amounting to $80 per share per full year) are payable at the Company's option in cash or common shares, payable quarterly. There is optional redemption by the Company after 145 days from issuance at $1,350 per share. Conversion is available at the holder's option any time 45 days after issuance into common stock at a value of $1,000 per Series D share, based on a formula utilizing market price of the common shares.

            Series E:

      1,800 shares are authorized, issued, and outstanding. Remaining terms are identical to Series D except preferences are subordinate to Series A, C, and D.


      (B)   Common Stock:

      Unlimited number of common shares without par value. On October 24, 1996, at the annual meeting of the Company, shareholders approved a one-for-twenty reverse split. On the same date shareholders approved a name change from DeNovo Corporation to Princeton Media Group, Inc. to reflect the Company's new 100% focus in the publishing, printing, and media industry. On October 29, 1996, the reverse split took effect and common stock commenced trading on the Nasdaq stock exchange under the symbol "PMGIF." All numbers of common shares and related per share amounts outstanding reflected in this report are shown in "post-split" terms.

     From October 1, 1996 to November 14, 1996 an additional 75,851 shares of common stock were issued by the Company, primarily resulting from the conversion of convertible debentures previously issued and sold pursuant to Regulation S.

4.    Income Taxes

      The Company's tax advisors have indicated the gain on sale of subsidiary was not a taxable event. The Company's tax advisors have determined that net operating losses of the Company of prior years may not be utilized to offset income in the publishing industry activities of 1996. Provision for income taxes has been estimated for the nine months ended September 30, 1996, using a rate of 45% as an estimate of federal and state income taxes net of benefit of state tax deduction for federal liability.
5.    Related Party Loan and Investment

      The Company had a short-term note due upon demand to a company related by common directorship of $547,999 with interest accruing at prime (8.25% as of September 30, 1996). Related accrued interest was $4,452 as of September 30, 1996. The related company also purchased $1.4 million in Preferred Series E shares.

6.    Line of Credit

      The Company has a line of credit with a distributor for working capital of up to $500,000 which may be drawn down in multiples of $10,000. Any draw will bear interest at prime plus 2% and will be payable with equal monthly payments of principal and interest over a one year period. As of September 30, 1996, the Company had not drawn funds on the line of credit.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR PLAN OF OPERATION

General

      The Company, through its wholly-owned subsidiaries, Princeton and Firestone, is engaged in the publishing and distribution of 21 periodical consumer lifestyle magazines. The Princeton and Firestone editorial staffs and offices are located in New York City and Miami, respectively. A wholly-owned subsidiary of Princeton, Kingston Press, Inc., owns and maintains a printing plant in Sussex, Wisconsin. The plant is used for the printing of the Company's magazines and to perform printing work for third parties on a contract basis. The Company's executive offices are located in Palm Beach, Florida.

      The Company has discontinued the operations of its subsidiary, TeleConcepts, Inc., as of December 31, 1995. TeleConcepts was engaged in the design, manufacture, marketing and distribution of telephones and telecommunications equipment. All of the stock of TeleConcepts was sold to an investor (see Note 1).

Results of Operations

Nine month period ended September 30, 1996 compared to nine month period ended September 30, 1995

      Revenues for the nine-month period ended September 30, 1996 amounted to $5,094,672 compared to $827,757 for the nine-month period ended September 30, 1995, reflecting an increase of $4,266,915. Revenues are almost wholly derived from magazine sales, outside printing, subscriptions, and advertising. The increase in revenues reflected for the nine-month period ended September 30, 1996 is a result of the Company's acquisition of magazine publishing assets in March through September of 1996 and the Company's continuing use of those assets in the same business. Costs and expenses of revenues for the nine-month period ended June 30, 1996 were $2,081,107 compared to $1,278,308 for the nine-month period ended September 30, 1995, resulting in an increase of $802,799. Included in the costs for 1996 were $891,982 in non-recurring operating expenses primarily related to the acquisition of the assets in the two major purchases detailed in Note 1. These costs include legal fees, consulting fees, acquisition fees on obtaining financing, amortization of debt issue costs, and other professional fees relating to the acquisitions. The increase in costs is attributable to the increased income of the continuing operations and the gain on disposition of the subsidiary with discontinued operations offset by the non-recurring acquisition costs. The first group of assets and operations purchased had an operating history of twenty-five years and the second group of assets and operations purchased had an operating history of forty years. As of September 30, 1996, the Company completed its change in business activity from telecommunications equipment sales to a 100% focus on publishing, printing and related media.

Liquidity and Capital Resources

      During the nine-month period ended September 30, 1996, $519,513 in interest expense was charged to operations compared to $31,061 for the nine-month period ended September 30, 1995, reflecting an increase of $488,452. The increase was due to interest accrued pursuant to two promissory notes delivered by Princeton and Firestone in connection with the purchases of the magazine publishing assets in March and September of 1996.

      Net income for the nine-month period ended September 30, 1996 was $578,947 which represents an increase of $1,635,811 from the net loss of $1,056,864 for the nine-month period ended September 30, 1995. This increase in income is attributable to the operations and revenue of the Company's subsidiaries, Princeton and Firestone as well as the discontinuation of the operations of TeleConcepts.

      The Company intends to continue the operations of its wholly-owned subsidiary, Princeton and that company's wholly-owned subsidiaries, Princeton Trademarks, Inc. and Kingston Press, Inc. and the operations of its wholly-owned subsidiary, Firestone. The consolidated income of $743,130 for the quarter ended September 30, 1996, and $578,947 for the nine months ended September 30, 1996, consist of the following:

                                                          Quarter   Nine Months
                                                           Ended       Ended

                                                           September 30, 1996
PMG (parent as holding company) net income (loss) primarily
  from non-recurring acquisition fees, professional fees,
  and financing acquisition fees, net of gain on
  disposition of subsidiary                              $  90,847   $ (252,457)
Princeton Publishing, Inc. net income from operations
    from March 29 (inception) through September 30th       396,304      575,425
Firestone Publishing, Inc.net income from operations
     from September 5 (inception) through September 30th   255,979      255,979


         Total consolidated net income                   $ 743,130     $578,947


      While there can be no assurance, the Company is confident that revenues from these operations will be substantially greater than revenues from the Company's previous business. Although the parent company will continue to incur annual administrative expenses related to its publicly-traded status, management anticipates that continued profitability from operations of the subsidiaries combined with decreases in non-recurring costs at the parent level will result in an increase in overall consolidated income for the twelve months ended December 31, 1996.

      Monthly interest payments of approximately $43,000 are due pursuant to a $5 million promissory note executed upon acquisition of the publishing assets acquired March 29, 1996. Interest on the $4 million promissory note executed upon acquisition of the publishing assets acquired on September 6, 1996 will be accrued for one year, at which time accrued interest will be added to principal and payments of principal and interest will be due on a straight-line amortization schedule over forty-eight months. Accordingly, the Company will not incur any debt service obligations on the $4 million note prior to October, 1997. Management is currently involved in negotiation with several conventional lending institutions to refinance the two notes before October, 1997. The Company anticipates that cash flows from operations will be sufficient to carry all debt service of the two subsidiaries.

      On August 5, 1996, management executed the sale of all of the stock of TeleConcepts, Inc., a wholly-owned subsidiary with substantial accumulated deficit. The transaction increased shareholders' equity in the Company by $733,715 of which $318,500 was an addition to common stock and $415,215 was gain on disposition of subsidiary.

      On September 6, 1996, the Company completed the purchase of the assets and operations of a publishing company with publications having a forty year history. As was the case in the March 29, 1996 acquisition, all of the staff of the prior operations were employed by the new subsidiary and production was uninterrupted. A Form 8-K was filed on September 9, 1996 announcing the acquisition. Audited financial statements of the acquired businesses for the years 1994 and 1995 have been completed and will be included in Form 8-K/A1 which the Company anticipates filing on or before November 20, 1996.

      Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

      Cash increased $115,271 to $575,157 at September 30, 1996 from $459,886 at September 30, 1995. Net cash used for operating activities was $579,090 during the nine-month period ended September 30, 1996 compared to cash used by operating activities of $1,080,639 during the nine-month period ended September 30, 1995. The decrease is attributable to the combination of non-recurring acquisition costs and continuing operations in connection with the change in business of the Company from telecommunications equipment sales to magazine publishing, printing and distribution.

      During the nine-month period ended September 30, 1996, net cash used for investing activities was $5,088,264 compared with $33,048 used for investing activities during the nine-month period ended September 30, 1995. The increase of $5,055,216 is due to purchase of trademarks, copyrights and equipment for the Company's publishing operations.

      During the nine-month period ended September 30, 1996, net cash provided by financing activities was $6,227,013, representing an increase of $4,847,425 from net cash provided by financing activities of $1,379,588 during the nine-month period ended September 30, 1995. The increase is a result primarily of the net proceeds from the sales of the Company's securities which were made in order to capitalize Princeton and Firestone and consummate the purchases of the publishing, printing, and media assets.


CAUTION: Statements contained in this Form 10-QSB regarding the Company's future prospects or profitability constitute forward-looking statements and as such, must be considered with caution and with the understanding that various factors could cause actual results to differ materially from those in such forward-looking statements. Such factors include but are not limited to changes in revenues from distribution, advertising and subscriptions and changes in costs of materials and operations.




                          PART  II.   OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits:

Exhibit
Number       Exhibit

2.1   Asset Purchase Agreement with Dugent Publishing Corp. dated Sept. 6, 1996
4.1   Designation of Series D and Series E Preferred Stock
10.1  Promissory Note payable to Dugent Publishing Corp. dated Sept. 6, 1996
10.2  Security Agreement in favor of Dugent Publishing Corp. dated Sept. 6, 1996

      (b) The following reports on Form 8-K were filed during the quarter ended September 30, 1996 by the Company:



Date of Report           Date Filed          Items Reported              Financial Statements Filed

July 18, 1996            August 1, 1996      Dugent Publishing           None
                                             Acquisition Agreement

August 5, 1996           August 6, 1996      Current Balance Sheets      Unaudited Pro Forma
                                             (for Nasdaq purposes)       Consolidated Balance Sheets

Sept.6, 1996             September 9, 1996   Closing on Acquisition      None; amendment with audited
                                             of Assets and Operations    financial statements to be
                                             of Dugent Publishing Corp   filed by November 20, 1996


                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 1996



                                                    PRINCETON MEDIA GROUP, INC.


                                                    /s/ James J. McNamara
                                                    By: James J. McNamara,
                                                          Chairman of the Board

EXHIBIT INDEX

2.1  Asset Purchase and Sale Agreement                     Page
4.1  Designation of Series D and Serie E Preferred Stock   Page
10.1 Promissory Note                                       Page
10.2 Security Agreement                                    Page

The following attachments to Exhibit 2.1 are not filed herewith but will be provided upon request of the Commission:

Exhibit A-1       Assets Acquired
Exhibit A-2       Contracts Assumed
Exhibit B-1       Bill of Sale
Exhibit B-2       Trademark Assignment Agreement
Exhibit C         Assignment and Assumption Agreement
Exhibit F         Allocation of Purchase Price
Exhibit G         Seller's Federal Income Tax Returns