Form 10KSB
period 1996-12-31
PRINCETON MEDIA GROUP INC
filed 1997-04-15
CIK 814456

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-KSB

(mark one)
      [ X ]            ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

      [    ]           TRANSITION REPORT UNDER SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-16355
                       ----------------------------------

                          PRINCETON MEDIA GROUP, INC.
                 (Name of Small Business Issuer in its Charter)

          Ontario, Canada                             98-0082860

         (State or other jurisdiction                 (IRS Employer
          of incorporation or organization)           Identification No.)

    214 Brazilian Avenue, Suite 300, Palm Beach, Florida 33480
      (Address of principal executive offices.
    561/659-0121
    (Issuer's telephone number.)
                    -----------------------------------------
Securities registered under Section 12(b) of the Act:  None.

Securities registered under Section 12(g) of the Exchange Act as of December 31, 1996: Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]    NO  [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $8,542,695

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average closing bid and ask prices of such stock on April 11, 1997, was approximately $8,000,866.

The number of shares outstanding of the issuer's common stock, no par value, as of April 14, 1997 was 2,145,108.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

                             PRINCETON MEDIA GROUP, INC.
                                   FORM 10-KSB
                      For the Year Ended December 31, 1996


                                      INDEX


                   HEADING                                              PAGE


PART  I
Item 1.           Description of Business                               1
Item 2.           Description of Property                               9
Item 3.           Legal Proceedings                                     9
Item 4.           Submission of Matters to a Vote of Security Holders   9

PART  II
Item 5.           Market for Common Equity and Related
                        Stockholder Matters                             10
Item 6.           Management's  Discussion  and  Analysis  or
                        Plan of Operation                               11
Item 7.           Financial Statements                                  16
Item 8.           Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure          16

PART  III
Item  9.          Directors, Executive Officers of the Registrant       16
Item 10.          Executive Compensation                                18
Item 11.          Security Ownership of Certain Beneficial Owners
                        and Management                                  20
Item 12.          Certain Relationships and Related Transactions        21
Item 13.          Exhibits and Reports on Form 8-K                      22

SIGNATURES                                                              25






                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY OF PRIOR BUSINESSES

Princeton Media Group, Inc. (which on October 29, 1996, changed its name from DeNovo Corporation and herein is referred to as "PMG" or the "Company") was incorporated under the laws of the Province of Ontario, Canada in September 1986. Through 1994, the principal focus of the Company's activities was the development of industrial waste heat recovery systems and wastepaper recycling projects. In July, 1994, a subsidiary of DeNovo merged with Ampac International Inc. ("Ampac"), the parent company of TeleConcepts International Inc. ("TeleConcepts" or "TCI"). During 1994, the Company divested itself of all industrial waste heat recovery and wastepaper recycling projects to focus on the development of TeleConcepts.

Through October, 1995, TCI was engaged in the design, manufacture, marketing and distribution of telephones and telecommunications equipment. These products were designed primarily for residential and small office use and sold typically through mass merchandisers, catalog showrooms, department stores and telephone operating companies. As a result of the downturn in the consumer electronics industry during 1995, as well as TCI's inability to secure adequate financing, management discontinued TCI's operations as of December 31, 1995. All of the stock of TCI was sold to an investor involved in management of a party related to PMG by common directorship on August 5, 1996. The investor received 32,500 shares of common PMG stock with a fair market value of $269,100 at the time of the transfer in conjunction with assumption of ownership of the subsidiary which had liabilities in excess of assets. Simultaneously as part of the transaction a creditor of TCI was given shares with a fair market value of $61,876 in settlement of a TCI liability resulting in an approximate $161,000 gain upon settlement. At the time of the sale TCI had an accumulated deficit of $763,393, and, accordingly, PMG realized a total gain of $432,417 on the disposition of the subsidiary.

CHANGE TO PUBLISHING, PRINTING, AND MEDIA INDUSTRY - 1996

In 1996 PMG changed its focus to the publishing, printing, and related media industry by acquiring substantially all of the assets and operations of a publishing and printing business for $7 million and substantially all of the assets and operations of a second publishing business also for $7 million. Each of the acquisitions was accomplished through formation of a wholly-owned subsidiary corporation which purchased assets and operations of ongoing publishing businesses.

PMG, through its wholly-owned subsidiaries, Princeton Publishing, Inc. and Firestone Publishing, Inc. publishes 22 well-established lifestyle and special interest magazines which are distributed throughout the United States and internationally. The magazines include Oui, Fitness Plus, Karate International, Livewire and Lady's Circle Patchwork Quilts. Each magazine targets a niche market consisting of readers with an active interest in a particular lifestyle or activity. This type of reader traditionally remains loyal to particular magazine titles for several years. The magazines' combined readership is approximately 2.4 million per month.

PMG, through a wholly-owned subsidiary of Princeton Publishing, Inc., leases and operates a 70,000 square foot printing facility located in Sussex, Wisconsin, just outside of Milwaukee. The plant prints the majority of PMG's own magazines and also performs printing services for unrelated third parties. During 1996, the Company began an equipment upgrade process designed to increase plant utilization from 50% to 95% printing capacity within the next 12 months. The plant currently prints 9.4 million magazines, 13.8 million catalogues, and 44.8 million brochures per year.

Princeton Publishing's editorial offices are located in New York City, and Firestone Publishing's editorial staff operates out of Miami Lakes, Florida. PMG's executive offices are located in Palm Beach, Florida.

Princeton Trademarks, Inc., another subsidiary of Princeton Publishing, Inc., owns or licenses all trademarks relating to the magazines. Applications have been filed with the United States Patent and Trademark Office to register a majority of the trademarks, which have been in continuous use for periods ranging from three to over 20 years.

The Company's magazines are distributed in the United States, Canada and internationally by major magazine distributors pursuant to distribution agreements.

As a result of the completion of the two printing and publishing acquisitions during 1996, the Company currently purchases in excess of one million pounds of paper per month, thus enabling the Company to take advantage of competitive pricing and significant savings in paper purchases.

Current Plans

During 1997, management of the Company intends to pursue a plan of improvements and new opportunities, including achieving operational efficiencies through synergies of editorial and productions staffs, expanding several magazine titles into international distribution, introducing Internet web sites for several magazine titles, increasing the operating capacity of the printing facility to accommodate new PMG titles as well as outside assignments, and identifying several complementary media acquisitions. If some or all of these goals are achieved, management anticipates that the Company will experience significant growth in total assets and proportionate net revenue.

Several acquisitions were completed or in process as of the date of this report as follows.

On March 17, 1997, the Company purchased a magazine for $300,000 worth of advertising space at standard rates in the Company's publications and $100,000 to be paid from advertising revenues received in excess of $10,000 per issue of the acquired magazine with the balance due, if any, to be paid upon publication of the August, 1998 issue.

In March, 1997 the Company signed a letter of intent for the acquisition of a group of magazines that would add significant revenue to the Company in 1997 and future years. Additionally, during the first quarter of 1997, the Company is negotiating for the acquisition of certain other magazine titles. If both acquisitions are completed at the anticipated purchase prices, the Company would more than triple its total assets shown at December 31, 1996. Due diligence work is in process and is being performed by an outside consulting group which specializes only in magazine acquisitions. The Company is currently in the process of negotiating acquisition financing.

As of December 31, 1996, the Company had approximately 100 full-time employees of which there were approximately 25 and 15 in the editorial offices in New York City and Miami respectively, approximately 55 in the printing plant in Milwaukee, and 5 in the administrative offices in Palm Beach.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company's executive offices are located at 214 Brazilian Avenue, Suite 300 Palm Beach, Florida 33480. This office space is approximately 800 square feet shared with another company related by common directorship. The Company's other leased facilities consist of editorial offices in New York City and Miami, Florida, and a printing plant in Milwaukee, Wisconsin. The plant lease expires August 31, 1999. The plant lease requires monthly base payments of $20,400 with annual adjustments tied to the CPI. During 1996 the New York City offices were rented on a month to month basis. In 1997 the Company executed a lease extending from February 1, 1997 through January 13, 2001 on new office space of approximately 5,000 square feet; this new lease requires annual rent beginning at $65,000 escalating over five years up to $76,040 in the final year. The Miami lease requires monthly payments of $5,285 through August 31, 2000, on office space of approximately 5,000 square feet.

All leased facilities are on well-traveled streets in commercial areas and are in good condition. No significant improvements are planned for any of the leased facilities. The Company maintains insurance required by each lease and considers the amounts adequate The Company is purchasing printing equipment throughout 1997 which will increase the production capacity of the printing plant. The Company has an option to purchase the land and building where the plant is located for $1.8 million as adjusted for the consumer price index increase since May, 1989.

Total rental expense for all facilities detailed above was $280,270 in 1996.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a defendant in a litigation commenced in the Ontario Court (General Division) in the amount of $2,534,002 pursuant to a share exchange agreement between Mr. Horace Rekunyk and Petroleum Investors Management Ltd.
(PIM) and DeNovo (now PMG). During 1995, DeNovo filed a Statement of Defense on the initial claim. The Company then filed a counter-claim against Mr. Rekunyk and PIM for which a Statement of Defense has been filed. There was no activity on this matter during 1996. Management, upon the advice of counsel, continues to believe these claims to be without merit and will continue vigorously defending its position as well as its counter-claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual and special meeting of the shareholders was held on October 24, 1996 in Calgary, Alberta, Canada. At the meeting, shareholders approved resolutions to:

a.) Amend the by-laws to provide for election and retiring of directors of the Company in rotation, each for a three-year term, (13,902,527 for, 261,810 against, 150,575 abstaining)

b.) Elect three directors, James J. McNamara, George Seebach, and Joel Leshinsky, (21,742,059 for, none against or abstaining)

c.) Amend the Articles of Incorporation to change the name of the Company to "Princeton Media Group, Inc.," (21,152,260 for, 123,970 against, 1,410 abstaining)

d.) Amend the Articles of Incorporation so as to effectuate a consolidation (reverse split) of the Common Shares of the Company on a one-for-twenty basis, and (21,625,461 for, 175,080 against, 12,530 abstaining)

e.) Appoint Coopers & Lybrand as the Independent Public Accountant of the Company for fiscal 1996 and to authorize the Directors to fix their remuneration (21,728,239 for, 175,080 against, 12,530 abstaining).

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common shares trade on the Nasdaq SmallCap Market under the symbol "PMGIF" (previously as DeNovo Corporation shares were traded under the symbol "DNVOF").

The following table sets forth, for the periods indicated, the reported high and low bid and asked price quotations for the Common Stock for the periods indicated as reported by the Nasdaq SmallCap Market. Such quotations reflect inter-dealer prices, but do not include retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

                                      Common Stock (1)
                                                          Bid
Period of Quotation                                  High         Low

1996
Fourth quarter                                     $ 6.25       $ 1.44
Third quarter                                       10.00         5.00
Second quarter                                      26.25         8.75
First quarter                                       20.00         8.75

1995

Fourth quarter                                      30.60         8.80
Third quarter                                       44.40        30.00
Second quarter                                      38.20        18.80
First quarter                                       35.00        11.20

(1) Quotes have been restated to adjust for the October 29, 1996 one-for-twenty reverse split.

As of December 31, 1996, there were 865,969 shares of common stock outstanding. As of the same date, there were 520 holders of record and approximately 1,925 beneficial holders of the common stock. As of March 31, 1997 there were 503 holders of record.

The Company has not declared or paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in the Company's business and will continue to be used to fund its operations. The receipt of cash dividends by United States shareholders from a Canadian corporation, such as the Company, may be subject to Canadian withholding tax.

Recent Sales of Unregistered Securities

During the third and fourth quarters of 1996, the Company sold the following unregistered securities pursuant to Regulation S:

Date           Title                Amount           Gross Proceeds        Commissions

6/18/96
 thru
10/10/96 Convertible Debentures   $3,081,800          $3,081,800            $387,710
8/22/96
 thru
8/27/96  Convertible Debentures   $345,000            $  345,000            $172,585
9/3/96   Series D Pref'd          1,200 Shares        $1,200,000            $260,000
9/5/96   Series E Pref'd          1,800 Shares        $1,800,000            $ 65,000
10/11/96
thru
11/8/96  Convertible Debentures   $1,580,000          $1,580,000            $783,680

The sales agents for the foregoing sales were Select Capital Advisors, Select International Securities and EuroFutura. The Registrant relied on warranties and representations made by each purchaser in an Offshore Securities Subscription Agreement as the basis for claiming the exemption pursuant to Regulation S.

The Company also sold in a private placement on August 5, 1996, 32,500 shares of its common stock to an investor in exchange for that investor's acquisition of the all of the stock in Teleconcepts, Inc., which had a negative net worth. There was no sales agent involved and no commissions were paid. The Registrant relied on representations and warranties of the investor as the basis for claiming the exemption pursuant to Section 4(2) of the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking Statements

Statements contained in this Form 10-KSB regarding the Company's future prospects or profitability constitute forward-looking statements and as such, must be considered with caution and with the understanding that various factors could cause actual results to differ materially from those in such forward-looking statements. Such factors include but are not limited to changes in revenues from distribution, advertising and subscriptions and changes in costs of materials and operations.

General

The Company, through its wholly-owned subsidiaries, Princeton and Firestone, is engaged in the publishing, printing, and distribution of 21 periodical consumer lifestyle magazines. The Princeton and Firestone editorial staffs and offices are located in New York City and Miami, respectively. A wholly-owned subsidiary of Princeton, Kingston Press, Inc., leases and maintains a printing plant in Sussex, Wisconsin. The plant is used for the printing of the Company's magazines and to perform printing work for third parties on a contract basis. The Company's executive offices are located in Palm Beach, Florida.

As of December 31, 1995 the Company discontinued the operations of its subsidiary, TeleConcepts, Inc., which was engaged in the design, manufacture, marketing and distribution of telephones and telecommunications equipment. All of the stock of TeleConcepts was sold to an investor (See Item 1).

Results of Operations

During the year ended December 31, 1996, the Company has completed a fundamental change in its course of business and now focuses entirely on publishing, printing and related media. This has been accomplished as a result of the Company's purchase of two major businesses with extensive and time-proven histories in the printed media industry. These two businesses had operating histories of twenty-two years and twenty-five years, respectively, and included one title continually published for forty years and another for twenty-five years.

The year ended December 31, 1996 compared to the year ended December 31, 1995

Revenues for the year ended December 31, 1996 amounted to $8,542,695 compared to $482,847 for the year ended December 31, 1995, reflecting an increase of $8,059,848. Revenues are almost entirely derived from magazine sales, subscriptions, advertising, and outside printing. The increase in revenues reflected for the year ended December 31, 1996 is a result of the Company's acquisition of magazine publishing assets in March through September of 1996 and the Company's continuing use of those assets in the same business.

Costs and expenses of revenues for the year ended December 31, 1996 were $8,578,541 compared to $3,440,019 for the year ended December 31, 1995, resulting in an increase of $5,138,522. In 1996 the Company incurred large costs for investor relationship consultants to inform the investing public and the general public that the Company had made the acquisitions and had established publishing and printing operations. Total expenses for investor relations was $812,398. Of this amount $685,033 was noncash expense through the issuance of stock. The Company does not expect such expense to recur in 1997.

Write-off of Debt Discount and Issue Costs

In March, 1997, prior to the issuance of the Company's financial statements for the year ended December 31, 1996, the SEC clarified its position regarding the accounting for convertible securities when the conversion feature provides a beneficial discount to the security holder, resulting in a write-off of all debt discount and debt issues costs associated with convertible debentures issued for funding of the acquisitions entirely in 1996. The total of this noncash writeoff of debt discount and issue costs is $3,257,350. Under the Company's prior accounting method in 1996 these noncash charges would have been amortized in 1997 and part of 1998. The change in accounting method will result in 100% of these debt discounts and debt issue costs being taken in 1996 and therefore 1997 and 1998 earnings will not be reduced by these costs as originally anticipated. (See Note 19 of the financial statements for additional detail).

Deemed Dividend

In addition to the write off of debt discount and debt issue costs, a conversion discount related to the Company's Series D and Series E preferred stock resulted in a "deemed" preferred stock dividend (amounting to $1,526,000 in connection with the issuance of Series D and E preferred shares.) This noncash "deemed dividend" increased net loss in computation of earnings per share by $1,526,000. (See Note 19 of the financial statements for additional detail).

Liquidity and Capital Resources

During the year ended December 31, 1996, $654,431 in interest expense was charged to operations compared to $49,089 for the year ended December 31, 1995, reflecting an increase of $605,342. Interest expense of $579,716 was accrued pursuant to two promissory notes delivered by Princeton and Firestone in connection with the purchases of the magazine publishing assets in March and September of 1996. Of the $579,716 accrued, $409,747 was paid. The remaining portion of the interest expense is $74,715 which is a non-cash expense related to the convertible debentures issued in 1996 to finance the acquisitions.

Net loss for the year ended December 31, 1996 was $3,403,117 which represents a decrease of $107,302 from the net loss of $3,573,489 for the year ended December 31, 1995. Of this loss, $3,257,350 is the noncash writeoff of debt discount and issue costs noted above. The loss also includes nonrecurring consulting fees as detailed above. After the debt discount and debt issue cost writeoff and consulting fees, this decrease in loss from operations is attributable to the operations and revenue of the Company's subsidiaries, Princeton and Firestone as well as the discontinuation of the operations of TeleConcepts.

Monthly interest payments of approximately $43,000 are due pursuant to a $5 million promissory note executed upon acquisition of the publishing assets acquired March 29, 1996. Interest on the $4 million promissory note executed upon acquisition of the publishing assets acquired on September 6, 1996 will be accrued for one year, at which time accrued interest will be added to principal and payments of principal and interest will be due on a straight-line amortization schedule over forty-eight months. Accordingly, the Company will not incur any debt service obligations on the $4 million note prior to October, 1997. Management is currently involved in negotiation with several lending institutions to refinance the two notes prior to October, 1997. The Company anticipates that cash flows from operations will be sufficient to pay all debt service of the two subsidiaries.


Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

Cash increased $616,304 to $630,163 at December 31, 1996 from $13,859 at December 31, 1995. Net cash used for operating activities was $781,492 during the year ended December 31, 1996 compared to cash used by operating activities of $677,188 during the year ended December 31, 1995. The increase of $104,304 is primarily attributable to continuing operations in connection with the change in business of the Company from telecommunications equipment sales to magazine publishing and printing. Net loss adjusted for non-cash items including depreciation, amortization, bad debt expense allowance, stock issued for consulting services, and writeoff of debt discount and issue costs produced a gain before changes in assets and liabilities of $595,187. Changes in assets and liabilities constitute uses of working capital to fund the start up of the new operations in the printing and publishing business. Most prominent in this use of cash was the build up of accounts receivable of over $2 million and inventory of approximately $650,000.

During the year ended December 31, 1996, net cash used in investing activities was $5,179,229 compared with $15,754 used in investing activities during the year ended December 31, 1995. The increase of $5,163,475 is due to purchase of trademarks, copyrights and equipment for the Company's publishing operations.

During the year ended December 31, 1996, net cash provided by financing activities was $6,577,025 representing an increase of $5,998,113 from net cash provided by financing activities of $578,912 during the year ended December 31, 1995. The increase is a result primarily of the net proceeds from the sales of the Company's securities in order to fund the Princeton and Firestone subsidiaries and the purchases of the publishing, printing, and media assets.

The Company intends to continue the operations of the businesses acquired during 1996 and to expand these operations into new areas of distribution, including foreign magazine versions and the establishment of Internet web sites for several of its well-known magazine titles. The broader introduction of brand-name magazine content is anticipated to increase substantially the revenues from the Company's operations, compared with the results realized during 1996. Management of the Company believes that the results of 1996 operations were consistent with the expectations established during the due diligence investigation completed prior to the purchases of the two businesses. Management further anticipates that the implementation of its business plan during 1997, which includes, among other things, production efficiencies, cost-saving measures, new market exploration, expansion of the printing plant, and acquisition of additional businesses, will realize a substantial growth in assets as well as increases in revenues and profits.

Several acquisitions were completed or in process as of the date of this report as follow.

On March 17, 1997, the Company purchased a magazine for $300,000 worth of advertising space at standards rates in the Company's publications and $100,000 to be paid from advertising revenues received in excess of $10,000 per issue of the acquired magazine with the balance due, if any, to be paid upon publication of the August, 1998 issue.

In March, 1997 the Company signed a letter of intent for the acquisition of a group of magazines that would add significant revenue to the Company in 1997 and future years. Additionally, during the first quarter of the Company is negotiating for the acquisition of certain other magazine titles. If the two acquisitions were completed at the currently anticipated purchase prices, the Company would more than triple total assets shown at December 31, 1996. Due diligence work is in process and is being performed by an outside consulting group which specializes only in magazine acquisitions. The Company is currently in the process of negotiating acquisition financing.

Recent Accounting Pronouncements

See Summary of Significant Accounting Policies to the Company's Consolidated Financial Statements for information relating to recent accounting pronouncements.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and schedules are included in this Annual Report on Form 10-KSB following Item 13:

      INDEX TO FINANCIAL STATEMENTS

      Report of Independent Accountants

      Consolidated Balance Sheets December 31, 1996 and 1995

      Consolidated Statements of Operations
      and Accumulated Deficit
      For the Years Ended December 31, 1996 and 1995

      Consolidated Statements of Cash Flows
      For the Years Ended December 31, 1996 and 1995

      Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information concerning the directors, executive officers and significant employees as of March 31, 1997:

                     Year First   Position
                     Elected      With
Name           Age   Director     Company

J. J. McNamara 48    1996         Chairman/Acting President & CEO/Secretary
G. Seebach     43    1994         Director
J. Leshinsky   43    1996         Director
R. Kendall     48    N/A          Treas/CFO/Asst. Sec.
H. McQueeney   58    N/A          President - Princeton Publishing, Inc.
W. Weidenbaum  60    N/A          President - Firestone Publishing, Inc.

Set forth is a biographical description of each Director, Executive Officer and significant employee of the Company:

James J. McNamara, Chairman of the Board, identified and secured the acquisition of all publishing and printing assets purchased by Princeton Media Group, Inc. He has been since June, 1993 the President and CEO of
Celebrity Entertainment, Inc., a company engaged in the development and management of destination resorts and other related business interests. From 1991 through 1993 Mr. McNamara was the President and CEO of Production Services International, Inc., a television and motion picture development company which became a subsidiary of Celebrity in 1993. For over twenty-five years Mr. McNamara has developed and produced motion pictures and several television series. His film industry experience included maintaining a corporate residence at Twentieth Century-Fox for five years. He produced the major motion picture "Flipper" in 1995 for Universal Studios. Previously Mr. McNamara owned and operated a chain of music stores and an international concert promotion and talent representation company. He also serves as a consultant to the chairman of Alliance Entertainment, Inc.

George Seebach joined TeleConcepts in 1993 as the Vice President, Product Development. From 1986 through 1993 he was President of Royal Telecom, a telecommunications equipment company, and Vice President, Sales and Marketing of RTI Telecom, its successor. During that period he was responsible for much of the product development and overseas sourcing for Northwestern Bell Telephones, a subsidiary of U.S. West, their principal customer.

Joel Leshinsky is President and founder of The Production Team, Inc., a television production and writing firm based in Fort Lauderdale, Florida. Prior to founding the firm in 1993, Mr. Leshinsky was a self-employed television producer and writer for approximately seven years.

Robert F. Kendall, CPA, joined PMG in December, 1995 as part of the due diligence team on the initial publishing business acquisition. He oversees all financial aspects of acquisitions, financial statements, audit supervision, and the tax and compliance filings. From May, 1990 to April, 1996, Mr. Kendall served as assistant controller at MIG Companies, a group of fifty companies managing over $1.2 billion in assets. Prior affiliations include the international accounting firm of Laventhol & Horwath and other regional accounting and auditing firms.

Henry McQueeney became President of Princeton Publishing, Inc. in April, 1996. Prior to that time he served for 20 years as President of the corporations that made up Kearny Publishing Group, the entity from which Princeton purchased its first group of publishing assets in March, 1996.

Walter Weidenbaum became President of Firestone Publishing, Inc. upon its formation in September, 1996, at the time of purchase of the assets of Dugent Publishing Corp. Mr. Weidenbaum previously served as President of Dugent for over 20 years.

Directors do not receive any cash remuneration for their services as such, although they are reimbursed in accordance with the Company policy for their expenses in connection with attending meetings of the Board. Directors serving on committees of the Board receive no special compensation for such activities.

There are no family relationships between any of the Officers or Directors of the Company.

Officers of the Company are elected by the Board of Directors at its first meeting after each Annual Meeting of the Shareholders and serve a term of office until the next Annual Meeting. Officers elected by the Board of Directors at any other time serve a term of office until the next Annual Meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

During 1996, the following directors, officers or beneficial owners of more than ten percent of any class of the Company's equity securities registered pursuant to section 12 failed to file on a timely basis reports required by section 16(a) of the Exchange Act:

                      No. of         No. of Transactions       Failure to File
Name                  Late Reports   Not Reported Timely       Required Form

James J. McNamara          0               0                   Forms 3, 5
J. William Metzger         0               1                   Forms 3, 4, 5
Robert F. Kendall          1               0                   None
Celebrity Entertainment,
     Inc.                  0               0                   Forms 3, 5
UFH Endowment, Ltd.        0               0                   Forms 3, 5


ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth all remuneration paid by the Company and its subsidiaries to named executives during the years ended December 31, 1996 and 1995.
                    SUMMARY COMPENSATION TABLE

                                                                  Long Term Compensation
                        Annual Compensation                      Awards            Payouts


                                                 Other          Restricted                            All Other
 Name and                                        Annual           Stock      Options/      LTIP       Compen-
 Principal           Year   Salary    Bonus     Compensa-         Awards      SARs (#)  Payments (#)  sation
 Position                   ($)        ($)        tion             ($)                                    ($)
                                                   ($)

M.D. Herman          1996   $115,382(1)   -           -              -          -            -           -
President            1995   $ 63,750      -           -              -          -            -           -
of Princeton
Media Group,
Inc.

Walter Weidenbaum    1996   $140,000      -           -              -          -            -           -
President of
Firestone Publish-
ing, Inc.

Henry M. McQueeney   1996   $100,000      -           -              -          -            -           -
President of
Princeton Publish-
Ing, Inc.

R. Kendall           1996   $ 46,042 (2)  -           -              -          -            -           -
Treas/CFO            1995     N/A         -           -              -          -            -           -

(1) Based on an annual salary of $100,000; a portion of the amount paid in 1996 represented accrued but unpaid amounts earned in 1995.

(2) Mr. Kendall served as an officer for only a portion of 1996; he was paid a total of $46,042 based on an annual salary of $65,000.

Mr. Herman resigned at the end of 1996. James J. McNamara, Chairman of the Board, is acting as President and CEO of PMG without salary until a president is elected. There are no employment contracts with any director or officer of the Company. The Company's wholly-owned subsidiaries have entered into employment contracts as follows:

Princeton Publishing, Inc.

Princeton Publishing, Inc. is a party to an employment contract with Henry M. McQueeney, its President, providing for a three-year term which commenced March 29, 1996. Mr. McQueeney's annual salary pursuant to the contract is $100,000.

Firestone Publishing, Inc.

Firestone Publishing, Inc. is a party to an employment contract with Walter Weidenbaum, its President, providing for a five-year term which commenced
September 6, 1996.   Mr. Weidenbaum's annual salary pursuant to the contract
is $140,000.

Firestone Publishing, Inc. is a party to an employment contract with Steve Rottenberg, its Vice President - Production, providing for a five-year term
which commenced September 6, 1996.   Mr. Rottenberg's annual salary pursuant
to the contract is $75,000.

Firestone Publishing, Inc. is a party to an employment contract with Travis Allen, its Vice President - Marketing, providing for a five-year term which
commenced September 6, 1996.   Mr. Allen's annual salary pursuant to the
contract is $75,000.


                       OPTION GRANTS IN PAST FISCAL YEAR

No options were granted to, exercised by or held by any of the named executive officers during the last fiscal year.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning share ownership of all persons known by the Company to own beneficially 5% or more of any class of the Company's voting securities and all directors and officers of the Company as a group as of March 31, 1997.

Name and
Address of                                       Amount and          Percent
Beneficial                        Title of       Nature of              Of
Holder                             Class         Ownership             Class

Celebrity Entertainment, Inc.    Common Stock     2,604,390 (1)       17.6%
214 Brazilian Ave., Suite 300
Palm Beach, FL 33480

UFH Endowment, Ltd.              Common Stock       268,457 (2)       12.2%
c/o Barry Globerman, Esq.
110 East 59th St.
23d Floor
New York, NY 10022

Antonio Buono                    Common Stock       182,040 (3)        8.5%
c/o Barry Globerman, Esq.
110 East 59th St.
23d Floor
New York, NY 10022

Herschel Goldberg                Common Stock       179,119 (4)        8.3%
c/o Barry Globerman, Esq.
110 East 59th St.
23d Floor
New York, NY 10022

Giorgio Farina                   Common Stock       126,012 (3)        5.9%
c/o Barry Globerman, Esq.
110 East 59th St.
23d Floor
New York, NY 10022


(1) Beneficially owned pursuant to Convertible E Preferred Stock currently convertible into common stock.
(2) Includes 218,457 shares beneficially owned, held of record by GEM (Singaport) Limited, as agent; and 50,000 shares beneficially owned pursuant to warrants currently exercisable.
(3) Beneficially owned; record holder is GEM (Singapore) Limited, as agent.
(4) Includes 155,919 shares beneficially owned, held of record by GEM (Singaport) Limited, as agent; and 23,200 shares beneficially owned pursuant to warrants currently exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had a short-term note due upon demand to a company related by common directorship with interest accruing at prime (8.25% as of December 31, 1996). The note balance and related accrued interest was $6,975 and $83, respectively, as of December 31, 1996. Interest expense on the note was $9,059 during 1996. The related company also purchased $1.4 million in Preferred Series E shares. Cumulative unpaid dividends on these shares amounted to $35,901 at December 31, 1996. The Company entered into an agreement with the related company pursuant to which the companies recognized consulting services rendered to both companies in amounts of 85% to PMG and 15% to the related company by various consultants who had been compensated with common shares of the Company. The related company therefore paid the Company for 15% of the services in the amount of $101,767 through surrender of 66 shares of its Series E preferred stock. The Company shares corporate headquarters office space with the related company.

                               PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.


2.1 Asset Purchase Agreement with Kearny Publishing Group dated March 29, 1996, filed as Exhibit 2.1 to the Company's Report on Form 8-K dated March 29, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on April 12, 1996; incorporated herein by reference.

2.2 Asset Purchase and Sale Agreement with Dugent Publishing Corp. dated July 18, 1996, filed as Exhibit 2.1 to the Company's Report on Form 8-K dated July 18, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on August 1, 1996; incorporated herein by reference.

2.3 Asset Purchase Agreement with Dugent Publishing Corp. dated Sept. 6, 1996, filed as Exhibit 2.1 to the Company's Report on Form 8-K dated Sept. 6, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on Sept. 11, 1996; incorporated herein by reference.

3.1  Articles of Incorporation.

3.2  By-Law Number 1 of the Company.

4.1 Designation of Series A, B, C, D and E Preferred Stock, included as part of Exhibit 3.1

10.1 Promissory Note payable to Kearny Publishing, Inc. dated March 29, 1996.

10.2 Security Agreement in favor of Kearny Publishing, Inc. dated March 29,
     1996.

10.3 Promissory Note payable to Dugent Publishing Corp. dated Sept. 6, 1996, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended Sept. 30, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on November 15, 1996; incorporated herein by reference.

10.4 Security Agreement in favor of Dugent Publishing Corp. dated Sept. 6, 1996, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended Sept. 30, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on November 15, 1996; incorporated herein by reference.

10.5 Distribution Agreement with Curtis Circulation Company dated March 14,
     1990.

10.6 Amendment to Distribution Agreement with Curtis Circulation Company dated Nov. 20, 1990.

10.7 Amendment to Distribution Agreement with Curtis Circulation Company dated Feb. 24, 1992.

10.8 Amendment to Distribution Agreement with Curtis Circulation Company dated Aug. 5, 1992.

10.9 Amendment to Distribution Agreement with Curtis Circulation Company dated Jan. 31, 1995.

10.10 Amendment to Distribution Agreement with Curtis Circulation Company dated April 8, 1996.

10.11 Agreement with Flynt Distributing Company [now with Curtis Circulation Company, as successor] dated Aug. 31, 1992.

10.12 Loan and Security Agreement with Curtis Circulation Company dated June 28, 1996.

10.13 Licensing and Purchase Option Agreement with Michael DePasquale Jr. Enterprises, Inc. dated July 6, 1990.

10.14  Lease of Wisconsin premises with Harvey Geipel, Lessor dated July 14,
       1989.

10.15  Option from Harvey Geipel dated July 14, 1989.

10.16 Assumption and Guarantee of Lease in favor of Harvey Geipel dated Dec. 30, 1996.

10.17  Distribution Agreement with Kable News Company, Inc. dated May 14, 1996.

10.18 Cross-Guaranty with Dojo Publishing Inc. in favor of Kable News Company, Inc. dated May 14, 1996.

10.19 Licensing Agreement with Casey Lee Klinger d/b/a KNC, Inc. dated July 27, 1992.

10.19 Service Agreement with Clark Distribution Systems, Inc. dated April 19, 1996.

10.20  Assignment by Quiltco Corp. dated June 28, 1996.

10.21 License Agreement with Grand International Communications dated April 28, 1992.

10.22  Employment Agreement with Walter Weidenbaum dated September 6, 1996.

10.23  Employment Agreement with Steven Rottenberg dated September 6, 1996.

10.24  Employment Agreement with Travis Allen dated September 6, 1996.

10.25  Severance Agreement with Michael D. Herman dated December 17, 1996.


      (b) The following report on Form 8-K was filed during the quarter ended December 31, 1996 by the Company:

Date            Date
of Report       Filed        Items Reported         Financial Statements Filed

11/4/96       11/26/96    Regulation S sales of       None
                              Securities


                                   SIGNATURES

      In accordance with Section 13 and 15 (d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:


                                             PRINCETON MEDIA GROUP, INC.


                                             /s/ James J. McNamara
                                             By: James J. McNamara,
                                             Chairman of the Board and
                                             Acting Chief Executive Officer

                                             /s/ Joel Leshinsky,
                                             By: Joel Leshinsky, Director

                                             /s/ Robert F. Kendall, CPA
                                             By: Robert F. Kendall,
                                             Treasurer and Chief
                                             Financial Officer




REPORT OF INDEPENDENT ACCOUNTANTS








To the Board of Directors and Shareholders of Princeton Media Group, Inc.

We have audited the accompanying consolidated balance sheets of Princeton Media Group, Inc. and Subsidiaries (the "Company") as of December 31, 1996, and 1995, and the related consolidated statements of operations and accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Princeton Media Group, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                            /s/ Coopers & Lybrand L.L.P.

                                            COOPERS & LYBRAND L.L.P.

West Palm Beach, Florida
March 20, 1997

                          PRINCETON MEDIA GROUP, INC.

                          Consolidated Balance Sheets

                          December 31, 1996 and 1995


                                                             1996           1995
Assets
Current assets

Cash                                                 $       630,163     $    13,859
Accounts receivable, less allowance for returns
   and doubtful accounts of  of $3,354,941 in 1996         2,535,668               -
Inventories                                                  656,025               -
Deferred income tax benefit                                  271,300               -
Prepaid expenses                                             145,911               -

   Total current assets                                    4,239,067          13,859

Property and equipment, net                                1,756,212               -

Other assets                                                  49,330               -
Trademarks, copyrights and other intangibles, net         12,094,863               -

   Total assets                                       $   18,139,472      $   13,859

                         Liabilities and Shareholders' Equity (Deficiency)

Current liabilities
Accounts payable                                      $      788,109      $   75,784
Accrued expenses                                             934,130          29,860
Current portion of long-term debt                            212,753               -
Due to related party                                           6,975               -
Deferred revenue                                             469,867               -
Accrued interest                                             193,562               -
Net liabilities of discontinued operations (Note 3)                -         840,358

   Total current liabilities                               2,605,396         946,002

Long-term debt, less current portion                       8,809,905               -
Convertible debentures payable                             1,925,000               -
Deferred taxes                                               166,900               -

Commitments and contingencies (Notes 10, 11, and 18)

Shareholders' Equity (Deficiency):
Series A Preference Shares                                    28,923          28,923
Series C Preference Shares                                   739,696         739,696
Series D Preference Shares                                 1,005,000               -
Series E Preference Shares                                 1,549,484               -
Common Stock                                              12,197,802       4,258,755
Deficit                                                  (10,888,634)     (5,959,517)

    Total shareholders' equity (deficiency)                 4,632,271       (932,143)

 Total liabilities and shareholders' equity (deficiency)  $18,139,472       $  13,859

            See accompanying notes to consolidated financial statements.




                                    PRINCETON MEDIA GROUP, INC.

                   Consolidated Statements of Operations and Accumulated Deficit

                          For the Years Ended December 31, 1996 and 1995




                                                                                              1996            1995


Distribution, circulation, and other income                                             $   5,423,890      $          -
Advertising income                                                                          2,193,924
Printing income                                                                               924,881

Net revenues                                                                                8,542,695

Costs and operating expenses:
   Cost of sales                                                                            4,965,804
   Selling and administrative                                                               3,612,737
       Loss from operations                                                                   (35,846)

Interest expense

   Convertible debentures                                                                    ( 74,715)
   Other long-term debt                                                                      (579,716)

Loss before income taxes                                                                     (690,277)

Provision for income taxes (benefit)                                                         (104,400)

Loss from continuing operations before writeoff of debt discount and issue costs             (585,877)

Writeoff of debt discount and issue costs (Note 19)                                        (3,257,350)

Loss from continuing operations                                                            (3,843,227)

Discontinued operations:
(Loss) income from discontinued operations                                                    440,110      $ (3,573,489)

Net loss                                                                                   (3,403,117)       (3,573,489)

Accumulated deficit - beginning of the year                                                (5,959,517)       (2,386,028)

Deemed dividend on convertible preferred stock (Note 19)                                   (1,526,000)                -

Accumulated deficit - end of the year                                                   $ (10,888,634)     $ (5,959,517)



Per share:
   Loss from continuing operations                                                      $     (10.09)     $          -
   Discontinued operations                                                                       .81            ( 21.40)

      Net loss                                                                          $     ( 9.28)     $     ( 21.40)

   Fully diluted                                                                        $     ( 9.28)     $     ( 21.40)

Weighted average number of
    shares outstanding                                                                        543,900            169,692


                     See accompanying notes to consolidated financial statements.









                          PRINCETON MEDIA GROUP, INC.

                     Consolidated Statements of Cash Flows

                 For the Years Ended December 31, 1996 and 1995


                                                        1996            1995
Cash flows from operating activities:
   Net loss                                        $(3,403,117)     $(3,573,489)
     Adjustments to reconcile net loss
     to net cash used in
     operating activities

      Depreciation                                     203,489           43,854
      Amortization                                     182,827                -
      Interest on convertible debentures                74,715                -
      Write-off of debt issue costs and debt
       discount on convertible debentures (Note 19)  3,257,350                -
      Bad debt expense allowance                        35,000                -
      Loss on sale of assets                                 -           67,735
      Loss on settlement of loan via stock issuance          -           47,925
      Gain on discontinued operations                 (440,110)               -
      Write down of inventory and molds                      -          223,948
      Stock issued as payment for acquisition and
       related services, and commissions                     -        1,937,246
      Stock issued for consulting services             685,033
         Net income (loss) after adjustments           595,187       (1,252,781)

     Changes in assets and liabilities
      exclusive of assets and liabilities acquired:

      Decrease (increase)in accounts receivable     (2,143,138)         640,716
      Decrease (increase)in inventories               (656,025)         183,915
      Increase in income tax benefit                  (271,300)               -
      Increase in prepaid expenses                    (145,911)
      Decrease in other current assets                       -          126,487
      Decrease (increase) in other assets             ( 49,330)          22,187
      Increase (decrease) in accounts payable          490,142         (390,775)
      Increase (decrease)in accrued expenses           594,146           (6,937)
      Increase in due to related party                   6,975                -
      Increase in deferred revenue                     469,867                -
      Increase in accrued interest                     160,995                -
      Increase in long-term deferred taxes             166,900                -

      Net cash used in operating
         activities                                  ( 781,492)        (677,188)

Cash flows from investing activities:
   Proceeds from sale of equipment                           -            8,200
   Capital expenditures                               (134,841)         (23,954)
   Cash paid for acquisition of trademarks,
    copyrights, equipment, and related
    receivables and payables                        (5,044,388)               -

      Net cash used in
         investing activities                       (5,179,229)         (15,754)





Cash flows from financing activities:

   Proceeds from issuance of debt                            -          115,000
   Proceeds from loan from shareholder                       -          280,000
   Repayment of advances from related party                  -         ( 21,059)
   Advance from related party                                -           56,806
   Proceeds from issuance of common stock               75,000           20,000
   Proceeds from issuance of preferred stock, net    2,740,000                -
   Proceeds from issuance of
      convertible debentures                         3,762,025          128,165

      Net cash provided by
         financing activities                        6,577,025          578,912

Net increase (decrease) in cash                        616,304         (114,030)

Cash, beginning of period                               13,859          127,889

Cash, end of period                                $   630,163       $   13,859

Supplemental disclosures of cash flow information:
                                                          1996             1995

Interest paid                                      $   409,747       $   24,912

Noncash Financing Activities

Common stock issued upon conversion of
   convertible debt                                $ 3,142,765       $  128,165

Common stock issued for consulting fees            $   685,033                -

Common stock issued for settlement of debt         $         -       $  162,925

Contribution from shareholder through
   forgiveness of debt                             $         -       $  146,447

Inventory transferred in settlement of debt        $         -       $  289,451

Common stock issued in disposal of subsidiary      $   330,975       $        -


The Company purchased equipment appraised and valued by the parties to the sale at $1,814,000 and trademarks and copyrights valued at $5,186,000 for $2,000,000 in cash, of which $1,000,000 was paid at closing and $1,000,000 of which was paid through a 90 day note, and a long-term note of $5,000,000. The Company also purchased trademarks and copyrights valued at $107,390 for $32,390 in cash and an installment loan payable of $75,000 of which $50,000 was paid in 1996 with a final installment of $25,000 paid in March, 1997. The Company purchased equipment valued at $75,000, accounts receivable of $429,170, accounts payable and accrued expenses of $439,676 and trademarks and copyrights of $6,935,506 for $3,000,000 in cash and a long-term note of $4,000,000. The Company entered into capital leases for equipment capitalized at $27,263; unpaid balances on leases were $22,657 as of December 31, 1996. The Company also issued 58,901 shares of common stock for consulting services resulting in a non-cash charge of $685,033.

             See accompanying notes to consolidated financial statements.








                           PRINCETON MEDIA GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Organization

Princeton Media Group, Inc. ("the Company") operates a publishing and printing business that owns, publishes, and prints twenty-two periodicals that have national and international distribution. Through several subsidiaries the Company has editorial staff in New York City and Miami Lakes, Florida, and a printing plant in the Milwaukee, Wisconsin area. All printing and publishing operations were acquired in 1996 through two purchases of substantially all of the assets and operations of existing businesses.

The Company was incorporated in Ontario, Canada, in September, 1986 as DeNovo Corporation and operated several other businesses which were discontinued in 1995 and in prior years. In October 1996 the Company changed its name to Princeton Media Group, Inc. in order to reflect its new focus in the publishing, printing, and related media industries. The Company's common stock is publicly traded on the Nasdaq SmallCap market under the symbol "PMGIF."

Summary of Significant Accounting Policies

      (A)   Basis of Consolidation

The consolidated financial statements include the accounts of Princeton Media Group, Inc. ("PMG") and its wholly-owned subsidiaries, Princeton Publishing, Inc., Firestone Publishing, Inc., and Teleconcepts, Inc.(sold in 1996, Note
3). All significant intercompany transactions and balances have been eliminated.

      (B)   Cash and Cash Equivalents

Cash and cash equivalents are all cash balances and highly liquid investments with original maturities of three months or less.

      (C)   Accounts Receivable

Accounts receivable are recorded net of estimated returns of periodicals, credits and allowances. Because retail sellers of magazines retain the right to return magazines for a number of months after the date the periodical is "off-sale," the allowance for returns is normally a high percentage of the gross receivables in the magazine publishing industry. The Company has established an allowance for doubtful accounts for advertising accounts receivable based on estimates of management. The allowance is periodically adjusted to reflect the percentage of accounts deemed by management to be uncollectible.

      (D)   Inventories

Inventories, including paper, direct art and editorial expenses related to publications in process but not yet on sale, and other materials used in the production of the Company's publications, are valued at the lower of cost (on a FIFO basis) or market.

      (E)   Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided at rates based on their estimated useful lives using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred; replacements and major improvements are capitalized.

      (F)   Trademarks, Copyrights, and Other Intangibles

Trademarks and copyrights acquired are recorded at their estimated fair values as of the date of acquisition. Trademarks and copyrights are amortized using the straight-line method over a period of 35 years. Organization costs are amortized using the straight line method over 60 months and franchise rights are amortized using the straight line method over 10 years.

The Company periodically evaluates whether there has been an impairment in the carrying values of intangibles. Any impairment is recognized when the sum of expected undiscounted cash flows derived from the acquired businesses is less than its carrying value. If such an impairment were to occur, the amount of the impairment would be recognized in operating results and would be based on the fair value of the acquired business.

      (G)   Revenue Recognition

Revenues from commercial printing are recognized at the time the printing of a customer order is completed. Any billings in advance of that time are recorded as deferred revenue. The sale of magazine subscriptions are recorded as deferred revenue at the gross subscription price at the time the order and payment are received. Subscription revenue is then recognized over the term of the subscription. Sales of magazines (net of estimated returns) are recorded when each issue is placed on sale.

      (H)   Income Taxes

The Company uses the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

      (I)   Use of Estimates

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

      (J)   Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants, and additional shares assuming the conversion of debentures and preferred shares, are excluded from the computation as their effect is antidilutive.

Cumulative dividends on preferred shares and deemed dividends related to convertible preferred shares (Note 19) have been added to net loss in the loss per share computation.

      (K)   Recent Accounting Pronouncements

On October 23, 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows companies to retain the current approach set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees," for recognizing stock-based expense in their financial statements in lieu of the accounting method prescribed by SFAS No. 123 based on the estimated fair value of employee stock options. Companies that do not follow the fair value based method are required to provide expanded footnote disclosures. The provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995.
However, disclosure of the pro forma net income and earnings per share, as if the fair value method of accounting for stock-based compensation had been elected, is required for all awards granted in fiscal years beginning after December 15, 1994. The Company accounts for stock related compensation using APB Opinion No. 25 and has adopted the disclosure provisions required under SFAS No. 123. No such disclosures were required in 1996.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," issued by the FASB, is effective for financial statements for fiscal years beginning after December 15, 1995. This standard establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment and certain identifiable intangible assets and goodwill, are recognized and how impairment losses are measured. This statement did not have a material effect on the Company's financial position or results of operations in 1996.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement is required to be adopted for financial statements for periods ending after December 15, 1997, including interim periods. Earlier application of the Statement is not permitted; however, once adopted all prior period earnings per share data presented must be restated. Accordingly, the Company will implement the Statement in the last quarter of 1997 and restate earnings per share amounts back to January 1, 1997. The Statement will supersede APB Opinion No. 15 and replaces the presentation of "primary earnings per share" with "basic earnings per share," which will exclude all potentially dilutive securities. These dilutive securities will be included in an amount to be captioned "dilutive earnings per share." The Company has not yet determined the impact this Statement may have on the amounts of earnings or loss per share and related financial statement disclosures.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure." This statement is required to be adopted for financial statements for periods ending after December 15, 1997. The Company's disclosures in the accompanying financial statements meet all the requirements of this Standard.

In March, 1997, at a meeting of the Emerging Issues Task Force (EITF), the SEC expressed views on accounting for convertible debt and preferred stock, as detailed in Note 19.

      (L)   Concentrations of Credit Risk and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains significant cash deposits primarily in one financial institution. The Company performs periodic evaluations of the relative credit rating of this institution as part of its investment strategy. Concentrations of credit risk with respect to accounts receivable are limited due to the Company's large customer base. At December 31, 1996 primarily all of the Company's receivables pertain to the publishing and printing industry. The Company currently distributes its periodicals primarily through three distributors. In addition, the Company continues to evaluate other distributor relationships.

2.    Acquisitions

During the year the Company acquired substantially all of the assets and operations of a publishing and printing business for $7 million and substantially all of the assets and operations of a second publishing business also for $7 million. Each of the acquisitions was accomplished through formation and purchase of a wholly-owned subsidiary corporation which purchased the assets and operations.

First Seller

On January 30, 1996, the Company formed a wholly-owned acquisition subsidiary, Princeton Publishing, Inc.("Princeton"), with 100 shares of common stock and capitalized with $1 million cash financed through the issuance of debt securities of PMG. On March 29, 1996, Princeton purchased from a group of corporations (collectively, the "First Seller") substantially all of its assets and major contracts.

The acquired assets consisted of intellectual property, fixed assets, and contract rights. Trademarks acquired were the titles of periodical magazines, primarily targeted to the adult sports, entertainment, and lifestyle marketplace. The fixed assets included furniture, fixtures and equipment, chiefly, printing equipment. The contracts were magazine distribution contracts and leases to real property in New York City and Sussex, Wisconsin.

The First Seller was in the business of publishing, printing and selling periodical magazines. The Company, through its subsidiary, Princeton, is continuing such use of the acquired assets.

Princeton paid $1 million in cash at the closing and issued two promissory notes for the remainder of the purchase price. The first note was in the principal amount of $1 million and was paid on June 28, 1996 with interest at the rate of 10.25% per annum. The second note is in the principal amount of $5 million and is collateralized by a security interest in all the purchased assets (see Note 6).

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

Second Seller

On July 15, 1996, the Company formed another wholly-owned acquisition subsidiary, Firestone Publishing, Inc.("Firestone"), with 100 shares of common stock and capitalized with $1 million cash which was financed through the issuance of debt securities of PMG. On July 18, 1996, Firestone paid $1 million for an option to purchase substantially all of the assets and operations of a publishing company (the "Second Seller.")

The agreement provided for a consulting fee due to Firestone in the amount of the net cash resulting from operations (which resulted in a fee of $11,118) from July 18 until the closing to occur upon payment of an additional $2 million and interest at prime plus 2%. On September 6, 1996, Firestone purchased from the Second Seller substantially all of its assets and major contracts through payment of the $2 million and accrued interest of $23,054 and the issuance of a promissory note in the amount of $4 million, which is collateralized by the assets acquired (see Note 6).

The acquired assets consisted of intellectual property, fixed assets, contract rights, receivables, and payables generated from operations between July 18th and September 6th. Trademarks acquired were the titles of periodical magazines, primarily targeted to the lifestyle marketplace. The fixed assets included furniture, fixtures and equipment, chiefly, computer equipment. The contracts purchased were magazine distribution contracts and a lease to real property in Miami, Florida.

The Second Seller was in the business of publishing and selling periodical magazines. The Company, through its subsidiary, Firestone, is continuing such use of the acquired assets.

The acquisitions described above have been accounted for using the purchase method; accordingly, (1) the purchase price was allocated to net assets acquired based on their estimated fair values, and (2) the results of operations are included in the Company's consolidated results of operations since the dates of acquisition.

The following unaudited information presents on a pro forma basis, the acquisitions and the disposition as if they had occurred at the beginning of the year ended December 31, 1996:

Net sales                                                     $18,115,354
Net loss                                                      $(2,411,537)
Net loss per common share                                     $     (7.46)

The pro forma information is presented for comparative purposes only and is not necessarily indicative of the operating results that would have occurred had these acquisitions been consummated at the beginning of the periods presented, nor is it necessarily indicative of future operating results.

3.   Disposal of Subsidiary and Settlement of Related Liabilities

Effective as of December 31, 1995 the Company discontinued operations of its wholly-owned subsidiary, Teleconcepts, Inc.("TCI"). On August 5, 1996, 100% of the stock of TCI was sold to a third party, who is an officer in a company whose chairman is the chairman of PMG. As part of the sale of Teleconcepts, Inc., 32,500 shares of PMG stock having a then market value of $269,100 were issued to the third party. At the time of the sale, Teleconcepts, Inc. had an accumulated deficit of $763,393 and PMG realized a gain of $432,417 on the disposition of the subsidiary.

In conjunction with the sale of Teleconcepts, Inc., the Company settled certain of the Teleconcepts, Inc. liabilities through the issuance of 16,500 shares of PMG common stock with a fair market value of $61,876. The Company recognized a gain of $161,012 upon the settlement, which is included in the gain of $432,417 on the disposition of the subsidiary.

The Company's prior years operating results which were entirely from the discontinued operations have been reclassified to reflect the discontinued operations.

4.   Inventories

Inventories at December 31, 1996, consisted of the following:

Paper                                                              $481,151
Ink                                                                  10,277
Work in process                                                     164,597

Total inventories                                                  $656,025

5.    Property and equipment

Property and equipment as of December 31, 1996 and 1995 consisted of the following assets, all depreciated between 5 and 7 years:

                                                        1996           1995

      Printing equipment                          $1,824,311
      Computer equipment                             103,106
      Office furniture and equipment                  32,284        $42,976


                                                   1,959,701         42,976
      Less accumulated depreciation                 (203,489)        (8,742)

      Total property and equipment, net           $1,756,212        $34,234

6.   Trademarks, copyrights and other intangibles

Trademarks, copyrights and other intangibles at December 31, 1996, consist of the following:

   Trademarks and copyrights                                    $12,233,302
   Organizational costs                                              34,388
   Franchise rights                                                  10,000

                                                                 12,277,690

   Less accumulated amortization                                   (182,827)

   Trademarks, copyrights, and
   other intangibles, net                                       $12,094,863

7.    Line of Credit

The Company has a line of credit with a distributor for working capital of up to $500,000 which may be drawn down in multiples of $10,000. Any draw will bear interest at prime plus 2% and will be payable with equal monthly payments of principal and interest over a one year period. As of December 31, 1996, the Company had not drawn funds on this line of credit. In January 1997 the Company was advanced $420,000 on the line of credit.

8.    Assignment of Accounts Receivable

During 1996, the Company has assigned $639,000 of certain accounts receivable as collateral for its obligation to a paper vendor. After a $100,000 payment to the vendor in December 1996, the remaining obligation of $539,000 was reflected in accrued expenses at December 31, 1996. In January 1997, per the agreement, the Company paid an additional $100,000 to the vendor. Payments of assigned receivables are scheduled to begin in January 1997 and final payment is estimated to be in June 1997. Receivables are monthly revenues on sales of magazines and the amounts vary from month to month.

9.    Long - Term Debt

The Company entered into a promissory note agreement on March 29, 1996 with an individual and a group of corporations (collectively, the "First Seller") in conjunction with the purchase of substantially all of the assets and operations of the First Seller's business (see Note 2). The promissory note is in the amount of $5 million payable over 10 years, with interest payments only for the first three years, 30-year amortized payments for the next seven years, with a final payment of all outstanding principal and interest due on March 28, 2006. The interest rate on this note is prime plus 2% (10.25% at December 31, 1996), maximum 12%, adjustable two times per year.

The Company entered into a promissory note agreement on September 6, 1996 with a corporation (the "Second Seller") in conjunction with the purchase of substantially all of the assets and operations of the Second Seller's business (see Note 2). The promissory note is in the amount of $4 million with interest at the rate of prime plus 2% per annum (10.25% at December 31, 1996). Interest accrues with no payments due for one year at which time interest will be added to principal and fixed payments of principal and interest are due monthly through September 5, 2000.

These notes are collateralized by substantially all of the assets acquired in each of the purchases (see Note 2).

Long-term debt at December 31, 1996 consists of the following:

Note payable - First Seller                                       $5,000,000
Note payable - Second Seller                                       4,000,000
Capital lease obligations                                             22,658

                                                                   9,022,658

Less current portion                                                 212,753

Total long-term debt                                              $8,809,905


The aggregate scheduled maturities of long-term debt in subsequent years are as follows:

1997                                                              $  212,753
1998                                                                 879,001
1999                                                                 983,636
2000                                                               1,104,564
2001                                                                 911,372
Thereafter                                                         4,931,332

Total                                                             $9,022,658

Amounts scheduled above do not include accrued interest on the $4 million note. As of October 6, 1997, accrued interest on the $4 million note, which is estimated to be $410,000 at that time, will be added to principal which principal will be amortized over the ensuing 48 months. As of December 31, 1996 accrued interest on the $4 million note of $131,425 was included in accrued interest.

10.   Convertible Debentures

During 1996, the Company initiated private placements of senior secured convertible debentures to non-U.S. persons under Regulation S issued by the Securities and Exchange Commission under the Securities Act of 1933, as amended. A summary of such financings during 1996 follows:

                                       Number of           Debentures
                                       Common Shares       Outstanding
                        Original       Issued on           at
                        Principal      Conversion          December 31, 1996

Group I                 $3,081,800     491,271             None
Group II                   444,200      19,351             $  345,000
Group III                1,580,000           -              1,580,000

Total                   $5,106,000     510,622              1,925,000

The resulting proceeds from all the debentures sold were $3,762,025 net of $1,343,975 in investment brokerage commissions, discounts and related fees. The debentures bear interest at 8% per year and are due in two years from the dates of issue. They are convertible at any time beginning 45 days after issue into common shares at a conversion price equal to the lower of:

   (a) 65%, 85% or 90% (for Groups I, II, and III, respectively) of the average closing bid price of the common for the five business days immediately preceding the conversion date, or

   (b) 65%, 85%, or 90% (for Groups I, II, and III, respectively) of the average of the closing bid price of the common stock for the five business days immediately preceding the date of subscription to the debenture.

As of December 31, 1996, convertible debentures and preferred stock was convertible to common shares based on the average closing bid price for the five days prior to and including December 31, 1996, which was $2.74 computed as follows:

                                       Face            Discount         Shares

Convertible debentures - Group II      $  345,000      85%             148,268
Convertible debentures - Group III     $1,580,000      90%             641,299
Preferred Stock - Series D             $1,200,000      65%             674,394
Preferred Stock - Series E             $1,580,000      65%             898,200

Total conversion potential                                           2,362,161

In March 1997 the Company reached an agreement (the "Agreement") with the holders of all of its outstanding convertible debentures and convertible preferred Series D and certain of its Series E stockholders to convert their holdings to common stock. Pursuant to the Agreement, the convertible debenture and convertible preferred Series D and E stock (collectively the "Securities"), converted into approximately 1.1 million shares of the Company's common stock. Had the conversion occurred pursuant to the original conversion terms of the Securities, the Securities holders would have received approximately 887,000 shares of common stock.

Under the Agreement, the Securities holders have agreed to sell their common stock holdings over different periods throughout 1997. Further, pursuant to the Agreement, if at the end of the selling period the cash proceeds and market value of any unsold shares of common stock do not equal approximately $4,423,000, the Company has agreed to either issue additional shares of common stock or cash to make up any short fall. To the extent such short fall occurs or is estimated to occur, the Company will recognize either additional deemed interest expense or dividends. In addition, the Company will incur additional interest and related charges in 1997.

As additional inducement to the Securities holders, various warrants at exercise prices ranging from $4.85 to 8.85 have been granted to purchase 102,510 shares of the Company's common stock.




11.    Commitments

The Company leases facilities and equipment with minimum payments as follows:

                                   Facilities       Equipment          Total

1997                               $  445,051       $  3,624      $  448,675
1998                                  447,411          3,624         451,035
1999                                  344,570          3,624         348,194
2000                                  115,162          3,624         118,786
2001                                   75,797          1,511          77,308
Thereafter                              6,337              -           6,337

Total                              $1,434,328        $16,007      $1,450,335

The Company's leased facilities consist of editorial offices in New York City and Miami, Florida, and a printing plant in Milwaukee, Wisconsin. The plant lease expires August 31, 1999. The plant lease requires monthly base payments of $20,400 with annual adjustments tied to the CPI. During 1996 the New York City offices were rented on a month to month basis. In 1997 the Company executed a lease extending from February 1, 1997 through January 13, 2001 on new office space; this new lease requires annual rent beginning at $65,000 escalating over five years up to $76,040 in the final year and is included in amounts scheduled above. The Miami lease requires monthly payments of $5,285 plus 10.47% of landlord's operating expenses through August 31, 2000.

Rental expense was $280,270 in 1996.

12.   Income Taxes

The provision for income taxes (benefit) for 1996 consist of:

Deferred
U.S. Federal                                                      $ (86,600)
State and local                                                     (17,800)

Total provision for income taxes (benefit)                        $(104,400)

The components of deferred tax assets and liabilities in the balance sheet at December 31, 1996 relate to the following:

Deferred tax assets:
 Reserve for returns                                              $298,400
 Valuation of inventories                                           69,900
 Allowance for doubtful accounts                                    13,300
 Net operating loss carryforward                                    11,400
 Valuation allowance                                              (121,700)

Total deferred income tax benefit                                 $271,300

Long-term deferred tax liabilities:
Depreciation of properties                                        $ 76,400
Amortization of intangibles                                         90,500

   Total long-term deferred tax liabilities                       $166,900

Deferred tax assets and liabilities in the consolidated balance sheet are classified based on the related asset or liability creating the deferred tax.

Reconciliations of the differences between income taxes computed at Federal statutory tax rates and consolidated provisions for income taxes are as follows:

Loss before income taxes, writeoff of
   debt discount and issue costs,
   and discontinued operations:                         $(690,277)

Income taxes computed at statutory rates:
   Federal benefit expected at 34%                      $(234,700)
State tax provisions, net of federal benefits            ( 27,600)
Other reconciling items-
   Non-deductible items                                     4,400
   Canadian expenses                                       31,800
   Valuation allowance                                    121,700

Provision (benefit) for income taxes                    $(104,400)

In 1995, the Company provided a full valuation allowance against the deferred tax asset since it was more likely than not that the deferred tax asset would not be realized. There is no net operating loss carryover for years prior to 1996 since the net operating losses pertained to the operations of the subsidiary disposed of in 1996. At December 31, 1996, the Company had a valuation allowance of $121,700. The Company establishes a valuation allowance when it is more likely than not that realization of future tax benefits are not assured.

13.    Capital Stock

A summary of capital stock as of December 31, 1996 is as follows:


                                           Convertible Preferred, Series
                               Common      A         C         D       E

Par value                      None        None      None      $1,000 $1,000
Shares authorized              Unlimited   Unlimited 1,100,000  1,500  1,800
Issued and outstanding         865,969     32,500    1,100,000  1,200  1,634
Liquidation preference         5th        1st       2nd        3rd    4th
Aggregate liquidation
   preference per share              -     $1.24     $.80*     $1,350* $1,350*


Aggregate preference liquidation for Series A, C, D, and E is $43,300, $880,000, $1,620,000, and $2,205,900 plus accrued and unpaid dividends respectively.

      (A)   Preferred Stock:

The rights, privileges, restrictions and conditions of each series to be issued are fixed from time to time by the directors.

            Series A:

These shares are redeemable at the option of the Company at any time at a price of $1.24 per share, convertible at the option of the holder at any time into common shares of the Company at a price equivalent to $1.24 per 1/200th of a common share.

            Series B:

These shares have not been issued and management has no intention of issuing shares in the future. 1,250,000 shares were designated as $.80 cumulative redeemable convertible preferred.

            Series C:

$.80 Series C voting preference shares are redeemable at the option of the Company until January 31, 1998 under certain conditions pertaining to the trading prices of the Company's common shares, and convertible at the option of the holder at any time into common shares of the Company on the basis of 200 Series C shares for one common share. The conversion ratio is subject to adjustment under certain conditions, including conditions relating to trading prices and subsequent share issues. Holders of Series C preference shares are entitled to receive a cumulative dividend of $.04 per share annually, payable in cash or common shares of the Company. Dividends in arrears totaled $184,000 and $140,000 at December 31, 1996 and 1995, respectively.

            Series D:

Series D preferred have 4,000 votes per share at all shareholder meetings. Cumulative dividends at 8% per annum per share (amounting to $80 per share per year) are payable at the Company's option in cash or common shares, payable quarterly. There is optional redemption by the Company after 145 days from issuance at $1,350 per share. Conversion is available at the holder's option any time 45 days after issuance into common stock at a value of $1,000 per Series D share, based on a formula utilizing market price of the common shares. Cumulative unpaid dividends amounted to $30,773 at December 31, 1996.

            Series E:

The terms of this security are identical to Series D except preferences are subordinate to Series A, C, and D. Cumulative unpaid dividends amounted to $44,580 at December 31, 1996.

      (B)   Common Stock:

On October 24, 1996, at the annual meeting of the Company, shareholders approved a one-for-twenty reverse split. On the same date shareholders approved a name change from DeNovo Corporation to Princeton Media Group, Inc. to reflect the Company's new 100% focus in the publishing, printing, and media industry. On October 29, 1996, the reverse split took effect and common stock commenced trading on the Nasdaq SmallCap Market under the symbol "PMGIF." All numbers of common shares and related per share amounts have been adjusted for the split.

      (C)   Options and Warrants

As of December 31, 1996 500 options granted were currently exercisable; options granted in 1992 to purchase 250 shares at $150 per share expire June 1997 and options granted in 1993 to purchase 250 shares at $250 per share expire in July 1998. Warrants granted in 1993 to purchase 7,188 shares at $280 per share expire January 1998 and warrants granted in 1994 to purchase 61,001 shares at $100 per share expire July 1997. Management anticipates it is probable that these options and warrants will expire unexercised due to the high exercise price compared to trading price as of the date of this report.

During 1996 options to purchase 20,000 shares at various prices were granted. Of the total options 7,500 options were granted to investor relations consultants. The shares were exercised for $75,000. At the grant date the fair market value of the shares was $106,875; accordingly, consulting fees were valued at $31,875. The remaining options for 12,500 shares granted in 1996 expired. There were no options or warrants granted for employee compensation during 1996.

      (D)   Changes in Equity

Changes in equity for the years ended December 31, 1996 and 1995 were as follows:

Preferred Stock Series A and Series C:

                                  Series A                   Series C
                                Shares   Amount          Shares      Amount

Balance at January 1, 1995      32,500   $28,923         1,100,000   $739,696

Changes                              -         -                 -          -

Balance at December 31, 1995    32,500    28,923         1,100,000    739,696

Changes                              -         -                 -          -

Balance at December 31, 1996    32,500   $28,923         1,100,000   $739,696

Preferred Stock Series D and Series E:

                                  Series D                   Series E
                                Shares   Amount          Shares      Amount

Balance at January 1, 1995           -         -                 -          -

Balance at December 31, 1995         -         -                 -          -

Issuance                         1,200   $1,005,000      1,800     $1,735,000

Conversion to common shares          -            -      ( 100)      ( 83,750)

Redemption of Series E                                   (  66)      (101,766)

Balance at December 31, 1996     1,200   $1,005,000      1,634     $1,549,484

Common shares:
                                                        Shares         Amount


Balance at January 1, 1995                             135,977     $1,863,972

Issuance                                                86,494      2,394,783

Balance at December 31, 1995                           222,471      4,258,755

Issuance - consulting fees                              51,401        653,160
Issuance - settlement of liabilities                    49,000        330,975
Exercise of options - consulting fees                    7,500        106,875
Conversion of debentures to common shares including
 "deemed" dividend on convertible preferred shares
 of $1,526,000 (Note 18)                               510,622      6,662,521
Conversion of Preferred Series E to common shares       24,975        185,516

Balance at December 31, 1996                           865,969    $12,197,802


14.    Related Party Loan, Investment and Transactions

The Company had a short-term note due upon demand to a company related by common directorship with interest accruing at prime (8.25% as of December 31, 1996). The note balance and related accrued interest was $6,975 and $83, respectively, as of December 31, 1996. Interest expense on the note was $9,059 during 1996. The related company also purchased $1.4 million of Preferred Series E shares. Cumulative unpaid dividends on these shares amounted to $35,901 at December 31, 1996. The Company entered into an agreement with the related company pursuant to which the companies recognized consulting services rendered to both companies in amounts of 85% to PMG and 15% to the related company by various consultants who had been compensated with common shares of the Company. The related company therefore paid the Company for 15% of the services in the amount of $101,767 through surrender of 66 shares of its Series E preferred stock. The Company shares corporate headquarters office space the related company.

15.   Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and short-term borrowings approximate fair value due to the short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value since the underlying instrument bears interest at a variable rate that reprices frequently.


16.   401(K) Plan

Firestone Publishing, Inc., has a 401(K) plan in which the Company contributes a 5% matching contribution for employees who contribute either 5% or 10% of their gross wages to the plan. The plan was established by the previous owner of the operations and was continued as a requirement of the acquisition agreement. Princeton Publishing, Inc. is establishing a noncontributory 401(K)plan in 1997.

17.     Non Monetary Transation

In 1996 the Company incurred significant costs for investor relationship consultants to inform the investing public and the general public that the Company had made certain acquisitions and had established publishing and printing operations. Total expenses for investor relations was $812,398. Of this amount $685,033 was noncash expense through the issuance of stock.

18.     Contingencies

Threatened litigation in the amount of $2,534,002 pursuant to a share exchange agreement between Mr. Horace Rekunyk and Petroleum Investors Management Ltd.
(PIM) and DeNovo (now PMG). During 1995, DeNovo filed a Statement of Defense on the initial claim. The Company then filed a counter-claim against Mr. Rekunyk and PIM for which a Statement of Defense has been filed. There was no activity on this matter during 1996. Management, upon the advice of counsel, continues to believe these claims to be without merit and will continue vigorously defending its position as well as its counter-claim.

19.  Write-off of Debt Discount and Issue Costs

In March 1997, at a meeting of the Emerging Issues Task Force (EITF), the SEC expressed its views on the accounting for convertible debt with a nondetachable conversion feature and convertible preferred stock where the conversion feature is "in the money" (that is, a conversion discount) at the date the security is issued.

The SEC believes that the conversion discount should be valued and recognized at the date of issue as additional paid-in capital. The value being determined is the difference between the conversion price and the quoted market price of the common stock into which the security is convertible, multiplied by the number of shares into which the security may be converted.

For debt securities, the value of the conversion discount and any related issue costs should be charged to interest expense from the date of issue to the date the security first becomes convertible. It is the SEC's view that the stated maturity of such debt is not substantive and therefore the conversion discount and related issue costs should be amortized over this relatively short period. Further, if the security is converted before the discount or issue costs are fully amortized, the unamortized portions of the discount or costs should be charged to interest expense in the period of conversion, rather than to additional paid-in capital as is the current practice.

Change in Method

In 1996, upon issue of the 8% convertible debt securities, the Company had recognized the value of the discount (in the manner now prescribed by the SEC) and was amortizing the discount and related issue costs over the term of the debt using the interest method. Upon conversion of the debt, the Company had charged shareholders' equity for any remaining unamortized discount and costs.

As a consequence of the above, in April 1997, the Company revised its method of accounting for the conversion discount and issue costs to conform with the SEC's position and wrote off all of the remaining discount and costs to the 1996 statement of operations. Also, the Company charged to 1996 operations the discount and cost originally charged to shareholders' equity on the conversion of debt during 1996. This resulted in a noncash writeoff of debt discount and debt issue costs of $3,257,350.

Deemed Dividend

For convertible preferred securities issued with a conversion discount, the SEC believes that the fair value of the discount is equivalent to a dividend and accordingly should be recognized as a return to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return which in this case was the date of issuance to the first date the securities became convertible.

In the 1996 financial statements, the Company reflected this "deemed" preferred stock dividend (amounting to $1,526,000 in connection with the issuance of Series D and E preferred shares.

This noncash dividend represents the discount on the conversion price of the shares of common stock issuable on conversion of the preferred and only affects the loss per share calculation. The dividend is based on the difference between the conversion price and the quoted market price of the common stock on the dates the preferred shares were issued times the number of common shares issuable.