Form 10QSB
period 1997-03-31
PRINCETON MEDIA GROUP INC
filed 1997-05-20
CIK 814456

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-QSB

(mark one)
      [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

      [    ]           TRANSITION REPORT UNDER SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ________

                           Commission File No. 0-16355
                       ----------------------------------

                          PRINCETON MEDIA GROUP, INC.
         (Exact name of small business issuer as specified in its Charter)

          Ontario, Canada                             98-0082860

         (State or other jurisdiction                 (IRS Employer
          of incorporation or organization)           Identification No.)

                214 Brazilian Avenue, Suite 300, Palm Beach, Florida 33480
                     (Address of principal executive offices)
                                  561/659-0121
                          (Issuer's telephone number)
                    -----------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]    NO  [  ]

The number of shares outstanding of the issuer's common stock no par value, as of May 7, 1997 was 2,159,169.

Transitional Small Business Disclosure Format (check one):

YES  [ ]    NO [X]




                            PRINCETON MEDIA GROUP, INC.
                                   FORM 10-QSB
                      For the Quarterly Period Ended March 31, 1997


                                       INDEX
                                                                   Page Number



PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements

      Unaudited Consolidated Balance Sheet March 31, 1997

      Unaudited Consolidated Statements of Operations and Accumulated Deficit
      For the Three Months Ended March 31, 1997 and 1996

      Unaudited Consolidated Statements of Cash Flows
      For the Three Months Ended March 31, 1997 and 1996

      Notes to Unaudited Consolidated Financial Statements


      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

Signatures

                          PRINCETON MEDIA GROUP, INC.

                          Consolidated Balance Sheet

                          March 31, 1997 (Unaudited)



                                    Assets
Current assets
Cash                                                 $      417,194
Accounts receivable, net                                  2,471,372
Due from related party                                       20,441
Inventories                                               1,015,054
Deferred income tax benefit                                 271,300
Prepaid expenses                                            141,208
   Total current assets                                   4,336,569

Property and equipment, net                               1,793,178
Other assets                                                246,360
Trademarks, copyrights and other intangibles, net        12,429,560

Total assets                                         $   18,805,667

                         Liabilities and Shareholders' Equity

Current liabilities
Accounts payable                                      $     882,426
Accrued expenses                                            888,775
Current portion of long-term debt                           472,336
Line of credit                                              350,000
Deferred revenue                                            879,486
Accrued interest                                            294,658

   Total current liabilities                              3,767,681

Long-term debt, less current portion                      8,620,974
Convertible debentures payable                            1,925,000
Deferred taxes                                              166,900

Shareholders' Equity:
Series A Preference Shares                                   28,923
Series C Preference Shares                                  739,696
Series D Preference Shares                                1,005,000
Series E Preference Shares                                1,549,484
Common Stock                                             12,745,826
Accumulated deficit                                     (11,743,817)
    Total shareholders' equity                            4,325,112

Total liabilities and shareholders  equity            $  18,805,667

            See accompanying notes to consolidated financial statements.


                                    PRINCETON MEDIA GROUP, INC.

                  Consolidated Statements of Operations and Accumulated Deficit



                      For the Three Months Ended March 31, 1997 and 1996
                                        (Unaudited)

                                                                  1997            1996



Distribution, circulation, and other income                $   2,644,029      $         -
Advertising income                                               988,428
Printing income                                                  398,245

Net revenues                                                   4,030,702

Costs and operating expenses:
   Cost of sales                                               2,522,381
   Selling and administrative                                  1,368,510

       Income from operations                                    139,811

Interest expense

   Long-term debt                                               (232,513)

Loss before income taxes                                         (92,702)

Provision for income taxes                                             -

Loss from continuing operations                                  (92,702)

Loss from discontinued operations                                      -        (  51,226)

Net loss                                                         (92,702)       (  51,226)

Accumulated deficit - December 31, 1996 and 1995,
  as previously reported                                     (10,888,634)      (5,959,517)

Prior period adjustment - discontinued operations (Note 13)     (479,581)               -

Accumulated deficit, revised - December 31, 1996 and 1995    (11,368,215)      (5,959,517)

Accumulated deficit - end of the quarter                   $ (11,460,917)     $(6,010,743)



Per share:
   Loss from continuing operations                          $     (  .46)     $         -
   Discontinued operations                                             -           (  .23)

      Net loss                                              $     (  .46)     $    (  .23)

Weighted average number of
    shares outstanding                                           951,925          169,692

                 See accompanying notes to consolidated financial statements.

                          PRINCETON MEDIA GROUP, INC.

                     Consolidated Statements of Cash Flows

                 For the Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)
                                                               1997            1996

Cash flows from operating activities:
   Net loss                                                $( 92,702)     $(   51,226)
     Adjustments to reconcile net loss
     to net cash used in
     operating activities
      Depreciation                                             74,121            1,258
      Amortization                                             90,302                -
      Stock issued for consulting                              56,376           22,656

         Net income (loss) adjusted for noncash items         128,097       (   27,312)

     Changes in assets and liabilities:

      Decrease in accounts receivable                          64,296            9,368
      Increase in inventories                                (359,029)               -
      Increase in prepaid expenses                           ( 69,556)               -
      Increase in other assets                               (122,771)
      Increase (decrease) in accounts payable                  94,317         ( 20,193)
      Increase (decrease)in accrued expenses                 (441,188)             863
      Decrease in due to related party                       ( 27,416)               -
      Increase in deferred revenue                            109,619                -
      Increase in accrued interest                            101,096                -

      Net cash used in operating
         activities                                         ( 522,535)        ( 37,274)

Cash flows from investing activities:

   Capital expenditures                                      ( 34,087)               -
      Net cash used in
         investing activities                                ( 34,087)               -

Cash flows from financing activities:

   Repayment of advances from related party                         -            7,100
   Proceeds from issuance of
      convertible debentures                                        -          762,750
   Proceeds from note payable                                 420,000                -
   Payments of principal                                     ( 76,347)
      Net cash provided by
         financing activities                                 343,653          769,850

Net increase (decrease) in cash                              (212,969)         732,576

Cash, December 31, 1996 and 1995                              630,163           13,859

Cash, March 31, 1997 and 1996                             $   417,194        $ 746,435

Supplemental disclosures of cash flow information:
                                                                 1997             1996

Interest paid                                             $   126,370       $        -

Noncash Investing and Financing Activities

Common stock issued for franchise rights                  $    25,000                -

Common stock issued upon conversion of
   convertible debt                                       $         -       $  128,165

Common stock issued for settlement of debt                $         -       $  162,925

Contribution from shareholder through
   forgiveness of debt                                    $         -       $  146,447

Inventory transferred in settlement of debt               $         -       $  289,451


During the first quarter of 1997, the Company purchased the trademark of a magazine valued at $400,000 in exchange for a credit of $300,000 in advertising in the Company's publications and $100,000 to be paid over a one year period. The Company purchased printing equipment valued at $77,000 for a note. The Company also issued stock valued at $25,000 as final payment for franchise rights on environmentally safe ink.

             See accompanying notes to consolidated financial statements.




                           PRINCETON MEDIA GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis for Presentation

The accompanying unaudited interim financial statements consolidate the accounts of Princeton Media Group, Inc. ("Princeton") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, and the results of their operations and their cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

2.   Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants, and additional shares assuming the conversion of debentures and preferred shares, are excluded from the computation as their effect is antidilutive.

Cumulative dividends of $66,904 and a "deemed" dividend of $282,900 (see Note
11) on preferred shares have been added to net loss in the loss per share computation.

3.    Acquisitions

During the three months ended March 31, 1997, the Company purchased a trademark of a magazine for $400,000 paid by way of a credit of $300,000 in advertising in the Company's publications and $100,000 to be paid over a one year period.

4.   Accounts Receivable

Accounts receivable at March 31, 1997 consisted of the following:

Accounts receivable, gross                         $5,691,379
Less:
Allowance for returns and miscellaneous charges     3,185,007
Allowance for doubtful accounts                        35,000

Total accounts receivable, net                     $2,471,372

5.   Inventories

Inventories at March 31, 1997 consisted of the following:

Paper                                              $  857,280
Ink                                                    12,191
Work in process                                       145,583

Total inventories                                  $1,015,054

6.    Property and equipment

Property and equipment as of March 31, 1997 consisted of the following assets, all depreciated between 5 and 7 years:


      Printing equipment                          $1,917,068
      Computer equipment                             116,081
      Office furniture and equipment                  37,638

                                                   2,070,787
Less accumulated depreciation                       (277,609)

Total property and equipment, net                 $1,793,178

7.   Trademarks, copyrights and other intangibles

Trademarks, copyrights and other intangibles at March 31, 1997 consisted of the following:

   Trademarks and copyrights                      $12,633,302
   Organizational costs                                34,388
   Franchise rights                                    35,000

                                                   12,702,690

   Less accumulated amortization                     (273,130)

   Trademarks, copyrights, and
   other intangibles, net                         $12,429,560

8.    Line of Credit

The Company has a line of credit with a distributor for working capital of up to $500,000 which may be drawn down in multiples of $10,000. Any draw will bear interest at prime plus 2% and will be payable with equal monthly payments of principal and interest over a one year period. In January 1997 the Company was advanced $420,000 on the line of credit and $350,000 was payable as of March 31, 1997.

9.    Assignment of Accounts Receivable

During 1996, the Company had assigned $639,000 of certain accounts receivable as collateral for its obligation to a paper vendor. Per the agreement, the Company paid $200,000 to the vendor. Payments of assigned receivables began in January 1997 and final payment is estimated to be in June 1997. The balance due reflected in accrued expenses as of March 31, 1997 was $241,018.

10.   Long-term Debt

Long-term debt at March 31, 1997 consisted of the following:

Note payable - First Seller                        $5,000,000
Note payable - Second Seller                        4,000,000
Note payable - Equipment                               73,017
Capital lease obligations                              20,293

                                                    9,093,310

Less current portion                                  472,336

Total long-term debt                               $8,620,974

11.   Convertible Securities

In March 1997, the Company reached an agreement (the "Agreement") with the holders of all of its outstanding convertible debentures and convertible preferred Series D and certain of its Series E stockholders to convert their holdings to common stock. Pursuant to the Agreement, the convertible debenture and convertible preferred Series D and E stock (collectively the "Securities"), will be converted into approximately 1.1 million shares of the Company's common stock over the ensuing five months. Had the conversion occurred pursuant to the original conversion terms of the Securities, the Securities holders would have received approximately 885,000 shares of common stock.

Under the Agreement, the Securities holders have agreed that if they choose to sell their common stock holdings, then sales will be made during specified periods during 1997. Further, pursuant to the Agreement, if at the end of the selling period the cash proceeds and market value of any unsold shares of common stock do not equal approximately $4,423,000, the Company has agreed to either issue additional shares of common stock or cash to make up any short fall. The Company will charge earnings (as debt conversion expense), or will charge deficit (as preferred dividends), for any difference between the carrying amount of the debenture or preferred shares and the cash paid or additional shares issued. Further, the Company will charge earnings or deficit in an amount equal to the fair value of the shares issued to the holders that are in excess of the fair value of securities that were issuable under the original conversion terms. As of May 17, 1997, the fair market value of the shares was $5,390,288.

Certain of the securities holders were granted warrants at exercise prices ranging from $4.85 to $8.85 to purchase 102,510 shares of the Company's common stock. The estimated value of these warrants is $282,900, which was accounted for as a deemed dividend to the preferred shareholders to whom these warrants were issued.

12.    Change in Common Shares

Change in common shares for the quarter ended March 31, 1997, was as follows:

                                                        Shares         Amount
Balance at December 31, 1996                           865,969    $12,197,802
Issuance of shares for consulting fees services
  and severance                                         92,000        240,124
Issuance of shares for franchise rights                  5,000         25,000
Deemed dividend (Note 11)                                    -        282,900

Balance at March 31, 1997                              962,969    $12,745,826

13.    Prior Period Adjustment - Discontinued Operations

On December 17, 1996, Company had entered into severance agreements with the former Chairman and President and an officer and director of a discontinued subsidiary calling for payments of $479,581 at December 31, 1996, payable $300,000 in cash over a period of three years plus 70,000 common shares. The Company did not, but should have recognized this amount as an additional expense of discontinued operations in 1996; accordingly, the 1996 ending deficit has been restated to reflect this expense.

14.    Stock Option

The Chairman of the Board has been granted a stock option covering 1.2 million shares of the Company's common stock, exercisable at $3 per share, which was in excess of the fair market value of the common shares on January 16, 1997. The option vests and is exercisable in yearly installments of 120,000 shares over ten years. Vesting may be accelerated based on a formula using either adjusted net income or net revenues. At March 31, 1997, under the acceleration clause, the option vested to the extent of 400,000 shares and is immediately exercisable to that extent.

Item 2.  Management's Discussion and Analysis

Forward-looking Statements

Statements contained in this Form 10-QSB regarding the Company's future prospects or operating results constitute forward-looking statements and as such, must be considered with caution and with the understanding that various factors could cause actual results to differ materially from those in such forward-looking statements. Such factors include but are not limited to changes in revenues from distribution, advertising and subscriptions and changes in costs of materials and operations.

General

The Company, through its wholly-owned subsidiaries, Princeton and Firestone, is engaged in the publishing, printing, and distribution of approximately 25 periodical consumer lifestyle magazines. The Princeton and Firestone editorial staffs and offices are located in New York City and Miami, respectively. A wholly-owned subsidiary of Princeton, Kingston Press, Inc., leases and maintains a printing plant in Sussex, Wisconsin. The plant is used for the printing of the Company's magazines and to perform printing work for third parties on a contract basis. The Company's executive offices are located in Palm Beach, Florida.

The quarter ended March 31, 1997 compared to the quarter ended March 31, 1996

The Company discontinued operations of its prior business as of December 31, 1995 and had no continuing operations during the quarter ended March 31, 1996. Operations for the Company's new business of publishing and printing began in the second quarter of 1996.

Revenues for the quarter ended March 31, 1997 amounted to $4,030,702 compared to no operating revenue for the same period in 1996. Revenues are almost entirely derived from magazine sales, subscriptions, advertising, and outside printing. The increase in revenues reflected for the quarter ended March 31, 1997 is a result of the Company's acquisition of magazine publishing assets in March through September of 1996 and the Company's continuing use of those assets in the same business.

Costs and expenses of revenues for the quarter ended March 31, 1997 were $3,890,891 compared with no operating costs for the quarter ended March 31, 1996.

Net loss for the quarter ended March 31, 1997 was $92,702 which represents an increase of $41,476 from the net loss of $51,226 for the quarter ended March 31, 1996.

Liquidity and Capital Resources

During the quarter ended March 31, 1997, $232,513 in interest expense was charged to operations compared to no interest expense for the quarter ended March 31, 1996. The interest expense was accrued pursuant to two promissory notes executed by Princeton and Firestone in connection with the purchases of the magazine publishing assets in March and September of 1996.

Monthly interest payments of approximately $43,000 are due pursuant to a $5 million promissory note executed upon acquisition of the publishing assets acquired March 29, 1996. Interest on the $4 million promissory note executed upon acquisition of the publishing assets acquired on September 6, 1996 will be accrued for one year, at which time accrued interest will be added to principal and payments of principal and interest will be due on a straight-line amortization schedule over forty-eight months. Accordingly, the Company will not incur any debt service obligations on the $4 million note prior to October, 1997. Management is currently involved in negotiation with several lending institutions to refinance the two notes prior to October, 1997. The Company anticipates that cash flows from operations will be sufficient to pay all debt service obligations of the two subsidiaries.

Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

Cash decreased $212,969 to $417,194 at March 31, 1997 from $630,163 at
December 31, 1996. Net cash used in operating activities was $522,535 during the quarter ended March 31, 1997 compared to cash used by operating activities of $37,274 during the quarter ended March 31, 1996. The increase of $485,261 is primarily attributable to continuing operations in connection with the change in business of the Company from telecommunications equipment sales to magazine publishing and printing. Net loss adjusted for non-cash items including depreciation, amortization, and stock issued for consulting services resulted in net income adjusted for noncash items of $128,097, before changes in assets and liabilities. Changes in assets and liabilities constitute uses of working capital to fund the start up of the new operations in the printing and publishing business. The principal uses of cash were the increase of inventory of approximately $359,000 and reduction of accrued expenses of approximately $440,000.

During the quarter ended March 31, 1997, net cash provided by financing activities was $343,653 representing a decrease of $426,197 from net cash provided by financing activities of $769,850 during the quarter ended March 31, 1996. The funds provided in the first quarter of 1996 were primarily from initial issuances of convertible debentures for the purpose of acquiring publishing acquisitions. The funds provided in the first quarter of 1997 were primarily a draw on the line of credit for working capital.

The Company intends to continue the operations of the businesses acquired during 1996 and to expand these operations into new areas of distribution, including foreign magazine versions and the establishment of Internet web sites for several of its well-known magazine titles. The broader introduction of brand-name magazine content is anticipated to increase substantially the revenues from the Company's operations, compared with the results realized during 1996. Management of the Company believes that the results of 1996 and first quarter of 1997 operations were consistent with the expectations established during the due diligence investigation completed prior to the purchases of the two businesses. Management further anticipates that the implementation of its business plan during 1997, which includes, among other things, production efficiencies, cost-saving measures, new market exploration, expansion of the printing plant, and acquisition of additional businesses, will realize a substantial growth in assets as well as increases in revenues and profits.

In March 1997, the Company reached agreement with the holders of its convertible preferred stock and debentures to convert into approximately 1.1 million shares of the Company's common stock over a five-month period. If the holders choose to sell their shares, such sales will be made in a controlled manner during 1997. The Company has agreed to make up any shortfall to the holders if sale proceeds and the market value of any unsold shares do not equal approximately $4,423,000.

Several acquisitions were either completed or in the process of negotiation as of the date of this report as follows:

On March 17, 1997, the Company purchased the trademark of a magazine in exchange for $300,000 of advertising space valued at standard rates in the Company's publications together with $100,000 to be paid from advertising revenues received in excess of $10,000 per issue of the acquired magazine with the balance due, if any, to be paid upon publication of the August, 1998 issue.

In March, 1997 the Company signed a letter of intent for the acquisition of a group of magazine titles that would add significant revenue to the Company. Additionally, during the first quarter of 1997 the Company was negotiating for the acquisition of certain other magazine titles. Due diligence work is in process and is being performed by an outside consulting group which specializes exclusively in magazine acquisitions. The Company is also in the process of negotiating financing for the above acquisitions, which if consummated, would more than triple the Company's existing $18.1 million in assets. An investment banking firm has expressed a highly confident commitment to the Company to provide $40 million in financing for such acquisitions.





PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit    Exhibit
Number
10.1 Employment Agreement between the Company and James J. McNamara dated January 1, 1997.
10.2 Common Stock Purchase Option granted by the Company to James J. McNamara dated January 16, 1997.
27.1       Financial Data Schedule

(b) Reports on Form 8-K.

The following reports on Form 8-K were filed during the quarter ended March 31, 1997 by the Company:

       The Company filed two reports on Form 8-K, one dated March 5, 1997, and one dated March 18, 1997, both reporting the issuance of certain shares of common stock pursuant to Regulation S. No financial statements were filed with either of said reports.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 1997


                                             PRINCETON MEDIA GROUP, INC.


                                             /s/ James J. McNamara
                                             By: James J. McNamara,
                                             Chairman of the Board and
                                             Acting Chief Executive Officer