Form 10KSB/A
period 1996-12-31
PRINCETON MEDIA GROUP INC
filed 1997-07-31
CIK 814456

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                               AMENDMENT NO. 1 TO
                                  FORM 10-KSB

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

            214 Brazilian Avenue, Suite 300, Palm Beach, Florida 33480
                     (Address of principal executive offices)
                                  561/659-0121
                         (Issuer's telephone number.)
                    -----------------------------------------
Securities registered under Section 12(b) of the Act:  None.

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

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

                             PRINCETON MEDIA GROUP, INC.
                                   FORM 10-KSB/A
                      For the Year Ended December 31, 1996


                                      INDEX


                   HEADING                                              PAGE


PART  I
Item 1.           Description of Business                               1
Item 2.           Description of Property                               5
Item 3.           Legal Proceedings                                     5
Item 4.           Submission of Matters to a Vote of Security Holders
5

PART  II
Item 5.           Market for Common Equity and Related
                        Stockholder Matters                             6
Item 6.           Management's  Discussion  and  Analysis  or
                        Plan of Operation                               7
Item 7.           Financial Statements                                  11
Item 8.           Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure          11

PART  III
Item  9.          Directors, Executive Officers of the Registrant       11
Item 10.          Executive Compensation                                13
Item 11.          Security Ownership of Certain Beneficial Owners
                        and Management                                  15
Item 12.          Certain Relationships and Related Transactions        16
Item 13.          Exhibits and Reports on Form 8-K                      16

SIGNATURES                                                              18






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

Through October, 1995, TCI was engaged in the design, manufacture, marketing and distribution of telephones and telecommunications equipment. These products were designed primarily for residential and small office use and sold typically through mass merchandisers, catalog showrooms, department stores and telephone operating companies. As a result of the downturn in the consumer electronics industry during 1995, as well as TCI's inability to secure adequate financing, management discontinued TCI's operations as of December 31, 1995. All of the stock of TCI was sold to an investor involved in management of a party related to PMG by common directorship on August 5, 1996. The investor received 32,500 shares of common PMG stock with a fair market value of $269,100 at the time of the transfer in conjunction with assumption of ownership of the subsidiary which had liabilities in excess of assets. Simultaneously as part of the transaction a creditor of TCI was given shares with a fair market value of $61,876 in settlement of a TCI liability resulting in an approximate $161,000 gain upon settlement. At the time of the sale TCI had an accumulated deficit of $763,393, and, accordingly, PMG realized a total gain of $432,417 on the disposition of the subsidiary. After severance agreement costs of $479,581 (detailed in Note 20 of the financial statements), and other forgiveness of debt of $7,693, the Company had a net loss of $39,471 on discontinued operations.

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

Net loss for the year ended December 31, 1996 was $3,882,698 which represents an increase of $309,209 from the net loss of $3,573,489 for the year ended December 31, 1995. Of this loss, $3,257,350 is the noncash writeoff of debt discount and issue costs noted above. The loss also includes nonrecurring consulting fees as detailed above. After the debt discount and debt issue cost writeoff and consulting fees, this decrease in loss from operations is attributable to the operations and revenue of the Company's subsidiaries, Princeton and Firestone as well as the discontinuation of the operations of TeleConcepts.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During 1996, the following directors, officers or beneficial owners of more than ten percent of any class of the Company's equity securities registered pursuant to section 12 failed to file on a timely basis reports required by section 16(a) of the Exchange Act:

                      No. of         No. of Transactions       Failure to File
Name                  Late Reports   Not Reported Timely       Required Form

James J. McNamara          0               0                   Forms 3, 5
Robert F. Kendall          1               0                   None
Celebrity Entertainment,
     Inc.                  0               0                   Forms 3, 5
UFH Endowment, Ltd.        0               0                   Forms 3, 5


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

Name and
Address of                                       Amount and          Percent
Beneficial                        Title of       Nature of              Of
Holder                             Class         Ownership             Class

Celebrity Entertainment, Inc.    Common Stock       459,282 (1)       17.6%
214 Brazilian Ave., Suite 300
Palm Beach, FL 33480

UFH Endowment, Ltd.              Common Stock       268,457 (2)       12.2%
c/o Barry Globerman, Esq.
110 East 59th St.
23d Floor
New York, NY 10022

Antonio Buono                    Common Stock       182,040 (3)        8.5%
c/o Barry Globerman, Esq.
110 East 59th St.
23d Floor
New York, NY 10022

Herschel Goldberg                Common Stock       179,119 (4)        8.3%
c/o Barry Globerman, Esq.
110 East 59th St.
23d Floor
New York, NY 10022

Giorgio Farina                   Common Stock       126,012 (3)        5.9%
c/o Barry Globerman, Esq.
110 East 59th St.
23d Floor
New York, NY 10022


(1) Beneficially owned pursuant to Convertible E Preferred Stock currently convertible into common stock.
(2) Includes 218,457 shares beneficially owned, held of record by GEM (Singaport) Limited, as agent; and 50,000 shares beneficially owned pursuant to warrants currently exercisable.
(3) Beneficially owned; record holder is GEM (Singapore) Limited, as agent.
(4) Includes 155,919 shares beneficially owned, held of record by GEM (Singapore Limited, as agent; and 23,200 shares beneficially owned pursuant to warrants currently exercisable.

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

3.1 Articles of Incorporation, filed as Exhibit 3.1 to the Company's Form 10-KSB for fiscal year ended December 31, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on April 15, 1997; incorporated herein by reference.

3.2 By-Law Number 1 of the Company, filed as Exhibit 3.2 to the Company's Form 10-KSB for fiscal year ended December 31, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on April 15, 1997; incorporated herein by reference.

4.1 Designation of Series A, B, C, D and E Preferred Stock, included as part of Exhibit 3.1, filed as Exhibit 3.1 to the Company's Form 10-KSB for fiscal year ended December 31, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on April 15, 1997; incorporated herein by reference.

10.1 Promissory Note payable to Kearny Publishing, Inc. dated March 29, 1996, filed as Exhibit 10.1 to the Company's Form 10-KSB for fiscal year ended December 31, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on April 15, 1997; incorporated herein by reference.

10.2 Security Agreement in favor of Kearny Publishing, Inc. dated March 29, 1996, filed as Exhibit 10.2 to the Company's Form 10-KSB for fiscal year ended December 31, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on April 15, 1997; incorporated herein by reference.

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

10.5 Distribution Agreement with Curtis Circulation Company dated March 14, 1990, filed as Exhibit 10.5 to the Company's Form 10-KSB for fiscal year ended December 31, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on April 15, 1997; incorporated herein by reference.

10.6 Amendment to Distribution Agreement with Curtis Circulation Company dated Nov. 20, 1990, filed as Exhibit 10.6 to the Company's Form 10-KSB for fiscal year ended December 31, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on April 15, 1997; incorporated herein by reference.

10.7 Amendment to Distribution Agreement with Curtis Circulation Company dated Feb. 24, 1992, filed as Exhibit 10.7 to the Company's Form 10-KSB for fiscal year ended December 31, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on April 15, 1997; incorporated herein by reference.

10.8 Amendment to Distribution Agreement with Curtis Circulation Company dated Aug. 5, 1992, filed as Exhibit 10.8 to the Company's Form 10-KSB for fiscal year ended December 31, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on April 15, 1997; incorporated herein by reference.

10.9 Amendment to Distribution Agreement with Curtis Circulation Company dated Jan. 31, 1995, filed as Exhibit 10.9 to the Company's Form 10-KSB for fiscal year ended December 31, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on April 15, 1997; incorporated herein by reference.

10.10 Amendment to Distribution Agreement with Curtis Circulation Company dated April 8, 1996, filed as Exhibit 10.10 to the Company's Form 10-KSB for fiscal year ended December 31, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on April 15, 1997; incorporated herein by reference.

10.11 Agreement with Flynt Distributing Company [now with Curtis Circulation Company, as successor] dated Aug. 31, 1992, filed as Exhibit 10.11 to the Company's Form 10-KSB for fiscal year ended December 31, 1996, File
     No. 0-16355, filed with the Securities and Exchange Commission on April 15, 1997; incorporated herein by reference.

10.12 Loan and Security Agreement with Curtis Circulation Company dated June 28, 1996, filed as Exhibit 10.12 to the Company's Form 10-KSB for fiscal year ended December 31, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on April 15, 1997; incorporated herein by reference.

10.13 Licensing and Purchase Option Agreement with Michael DePasquale Jr. Enterprises, Inc. dated July 6, 1990, filed as Exhibit 10.13 to the Company's Form 10-KSB for fiscal year ended December 31, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on April 15, 1997; incorporated herein by reference.

10.14 Lease of Wisconsin premises with Harvey Geipel, Lessor dated July 14, 1989, filed as Exhibit 10.14 to the Company's Form 10-KSB for fiscal year ended December 31, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on April 15, 1997; incorporated herein by reference.

10.15 Option from Harvey Geipel dated July 14, 1989, filed as Exhibit 10.15 to the Company's Form 10-KSB for fiscal year ended December 31, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on April 15, 1997; incorporated herein by reference.

10.16 Assumption and Guarantee of Lease in favor of Harvey Geipel dated Dec. 30, 1996, filed as Exhibit 10.16 to the Company's Form 10-KSB for fiscal year ended December 31, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on April 15, 1997; incorporated herein by reference.

10.17 Distribution Agreement with Kable News Company, Inc. dated May 14, 1996, filed as Exhibit 10.17 to the Company's Form 10-KSB for fiscal year ended December 31, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on April 15, 1997; incorporated herein by reference.

10.18 Cross-Guaranty with Dojo Publishing Inc. in favor of Kable News Company, Inc. dated May 14, 1996, filed as Exhibit 10.18 to the Company's Form 10-KSB for fiscal year ended December 31, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on April 15, 1997; incorporated herein by reference.

10.19 Licensing Agreement with Casey Lee Klinger d/b/a KNC, Inc. dated July 27, 1992, filed as Exhibit 10.19 to the Company's Form 10-KSB for fiscal year ended December 31, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on April 15, 1997; incorporated herein by reference.

10.20 Service Agreement with Clark Distribution Systems, Inc. dated April 19, 1996, filed as second Exhibit 10.19 [two consecutive exhibits were erroneously numbered 10.19 in said filing] to the Company's Form 10-KSB for fiscal year ended December 31, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on April 15, 1997; incorporated herein by reference.

10.21 Assignment by Quiltco Corp. dated June 28, 1996, filed as Exhibit 10.20 to the Company's Form 10-KSB for fiscal year ended December 31, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on April 15, 1997; incorporated herein by reference.

10.22 License Agreement with Grand International Communications dated April 28, 1992, filed as Exhibit 10.21 to the Company's Form 10-KSB for fiscal year ended December 31, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on April 15, 1997; incorporated herein by reference.

10.23 Employment Agreement with Walter Weidenbaum dated September 6, 1996, filed as Exhibit 10.22 to the Company's Form 10-KSB for fiscal year ended December 31, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on April 15, 1997; incorporated herein by reference.

10.24 Employment Agreement with Steven Rottenberg dated September 6, 1996, filed as Exhibit 10.23 to the Company's Form 10-KSB for fiscal year ended December 31, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on April 15, 1997; incorporated herein by reference.

10.25  Employment Agreement with Travis Allen dated September 6, 1996, filed as
     Exhibit 10.24 to the Company's Form 10-KSB for fiscal year ended December 31, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on April 15, 1997; incorporated herein by reference.

10.26 Severance Agreement with Michael D. Herman dated December 17, 1996, filed as Exhibit 10.25 to the Company's Form 10-KSB for fiscal year ended December 31, 1996, File No. 0-16355, filed with the Securities and Exchange Commission on April 15, 1997; incorporated herein by reference.

10.27  Severance Agreement with David Critchfield dated December 17, 1996.


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

Date: July 30, 1997


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

                                             /s/ Joel Leshinsky,
                                             By: Joel Leshinsky, Director

                                             /s/ Robert F. Kendall, CPA
                                             By: Robert F. Kendall,
                                             Treasurer and Chief
                                             Financial Officer




REPORT OF INDEPENDENT ACCOUNTANTS








To the Board of Directors and Shareholders of Princeton Media Group, Inc.

We have audited the accompanying consolidated balance sheets of Princeton Media Group, Inc. and Subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations and accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                            /s/ Coopers & Lybrand L.L.P.

                                            COOPERS & LYBRAND L.L.P.

West Palm Beach, Florida
March 20, 1997

(Except for Note 20, as to
 which the date is May 15, 1997)








                          PRINCETON MEDIA GROUP, INC.

                          Consolidated Balance Sheets

                          December 31, 1996 and 1995


                                                             1996           1995
Assets
Current assets

Cash                                                 $       630,163     $    13,859
Accounts receivable, less allowance for returns
   and doubtful accounts of $3,354,941 in 1996             2,535,668               -
Inventories                                                  656,025               -
Deferred income tax benefit                                  271,300               -
Prepaid expenses                                             145,911               -

   Total current assets                                    4,239,067          13,859

Property and equipment, net                                1,756,212               -

Other assets                                                  49,330               -
Trademarks, copyrights and other intangibles, net         12,094,863               -

   Total assets                                       $   18,139,472      $   13,859

                         Liabilities and Shareholders' Equity (Deficiency)

Current liabilities
Accounts payable                                      $      788,109      $   75,784
Accrued expenses                                           1,413,711          29,860
Current portion of long-term debt                            212,753               -
Due to related party                                           6,975               -
Deferred revenue                                             469,867               -
Accrued interest                                             193,562               -
Net liabilities of discontinued operations (Note 3)                -         840,358

   Total current liabilities                               3,084,977         946,002

Long-term debt, less current portion                       8,809,905               -
Convertible debentures payable                             1,925,000               -
Deferred taxes                                               166,900               -

Commitments and contingencies (Notes 10, 11, and 18)

Shareholders' Equity (Deficiency):
Series A Preference Shares                                    28,923          28,923
Series C Preference Shares                                   739,696         739,696
Series D Preference Shares                                 1,005,000               -
Series E Preference Shares                                 1,549,484               -
Common Stock                                              12,197,802       4,258,755
Deficit                                                  (11,368,215)     (5,959,517)

    Total shareholders' equity (deficiency)                4,152,690        (932,143)

 Total liabilities and shareholders' equity (deficiency) $18,139,472       $  13,859

            See accompanying notes to consolidated financial statements.

                                    PRINCETON MEDIA GROUP, INC.

                   Consolidated Statements of Operations and Accumulated Deficit

                          For the Years Ended December 31, 1996 and 1995





                                                                                              1996            1995


Distribution, circulation, and other income                                             $   5,423,890      $          -
Advertising income                                                                          2,193,924
Printing income                                                                               924,881

Net revenues                                                                                8,542,695

Costs and operating expenses:
   Cost of sales                                                                            4,965,804
   Selling and administrative                                                               3,612,737
       Loss from operations                                                                   (35,846)

Interest expense

   Convertible debentures                                                                    ( 74,715)
   Other long-term debt                                                                      (579,716)

Loss before income taxes                                                                     (690,277)

Provision for income taxes (benefit)                                                         (104,400)

Loss from continuing operations before writeoff of debt discount and issue costs             (585,877)

Writeoff of debt discount and issue costs (Note 19)                                        (3,257,350)

Loss from continuing operations                                                            (3,843,227)

Discontinued operations:
 Loss from discontinued operations                                                            (39,471)     $ (3,573,489)

Net loss                                                                                   (3,882,698)       (3,573,489)

Accumulated deficit - beginning of the year                                                (5,959,517)       (2,386,028)

Deemed dividend on convertible preferred stock (Note 19)                                   (1,526,000)                -

Accumulated deficit - end of the year                                                   $ (11,368,215)     $ (5,959,517)



Per share:
   Loss from continuing operations                                                      $     (10.09)     $          -
   Discontinued operations                                                                    (  .07)           ( 21.40)

      Net loss                                                                          $     (10.16)     $     ( 21.40)

   Fully diluted                                                                        $     (10.16)     $     ( 21.40)

Weighted average number of
    shares outstanding                                                                        543,900            169,692


                     See accompanying notes to consolidated financial statements.









                          PRINCETON MEDIA GROUP, INC.

                     Consolidated Statements of Cash Flows

                 For the Years Ended December 31, 1996 and 1995


                                                        1996            1995
Cash flows from operating activities:
   Net loss                                        $(3,882,698)     $(3,573,489)
     Adjustments to reconcile net loss
     to net cash used in
     operating activities

      Depreciation                                     203,489           43,854
      Amortization                                     182,827                -
      Interest on convertible debentures                74,715                -
      Write-off of debt issue costs and debt
       discount on convertible debentures (Note 19)  3,257,350                -
      Bad debt expense allowance                        35,000                -
      Loss on sale of assets                                 -           67,735
      Loss on settlement of loan via stock issuance          -           47,925
      Gain on discontinued operations                 (440,110)               -
      Write down of inventory and molds                      -          223,948
      Stock issued as payment for acquisition and
       related services, and commissions                     -        1,937,246
      Stock issued for consulting services             685,033
         Net income (loss) after adjustments           115,606       (1,252,781)

     Changes in assets and liabilities
      exclusive of assets and liabilities acquired:

      Decrease (increase)in accounts receivable     (2,143,138)         640,716
      Decrease (increase)in inventories               (656,025)         183,915
      Increase in income tax benefit                  (271,300)              -
      Increase in prepaid expenses                    (145,911)
      Decrease in other current assets                       -          126,487
      Decrease (increase) in other assets             ( 49,330)          22,187
      Increase (decrease) in accounts payable          490,142         (390,775)
      Increase (decrease)in accrued expenses         1,073,727          (6,937)
      Increase in due to related party                   6,975                -
      Increase in deferred revenue                     469,867                -
      Increase in accrued interest                     160,995                -
      Increase in long-term deferred taxes             166,900                -

      Net cash used in operating
         activities                                  ( 781,492)        (677,188)

Cash flows from investing activities:
   Proceeds from sale of equipment                           -            8,200
   Capital expenditures                               (134,841)         (23,954)
   Cash paid for acquisition of trademarks,
    copyrights, equipment, and related
    receivables and payables                        (5,044,388)               -

      Net cash used in
         investing activities                       (5,179,229)         (15,754)


Cash flows from financing activities:

   Proceeds from issuance of debt                            -          115,000
   Proceeds from loan from shareholder                       -          280,000
   Repayment of advances from related party                  -         ( 21,059)
   Advance from related party                                -           56,806
   Proceeds from issuance of common stock               75,000           20,000
   Proceeds from issuance of preferred stock, net    2,740,000                -
   Proceeds from issuance of
      convertible debentures                         3,762,025          128,165

      Net cash provided by
         financing activities                        6,577,025          578,912

Net increase (decrease) in cash                        616,304         (114,030)

Cash, beginning of period                               13,859          127,889

Cash, end of period                                $   630,163       $   13,859

Supplemental disclosures of cash flow information:
                                                          1996             1995

Interest paid                                      $   409,747       $   24,912

Noncash Financing Activities

Common stock issued upon conversion of
   convertible debt                                $ 3,142,765       $  128,165

Common stock issued for consulting fees            $   685,033                -

Common stock issued for settlement of debt         $         -       $  162,925

Contribution from shareholder through
   forgiveness of debt                             $         -       $  146,447

Inventory transferred in settlement of debt        $         -       $  289,451

Common stock issued in disposal of subsidiary      $   330,975       $        -


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

17.     Non Monetary Transaction

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

20.  Adjustment - Discontinued Operations

On December 17, 1996, the Company entered into severance agreements with the former Chairman and President and an officer and director of a discontinued subsidiary calling for payments of $479,581 at December 31, 1996, payable $300,000 in cash over a period of three years plus 70,000 common shares. The 1996 financial statements have been restated to recognize these agreements as an expense of discontinued operations.