Form 10QSB
period 1997-06-30
PRINCETON MEDIA GROUP INC
filed 1997-08-19
CIK 814456

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-QSB

(mark one)
      [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

YES  [X]    NO  [  ]

The number of shares outstanding of the issuer's common stock no par value, as of August 14, 1997 was 2,369,633.

Transitional Small Business Disclosure Format (check one):

YES  [ ]    NO [X]






                            PRINCETON MEDIA GROUP, INC.
                                   FORM 10-QSB
                      For the Quarterly Period Ended June 30, 1997


                                       INDEX
                                                                   Page Number



PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements (unaudited)

      Consolidated Balance Sheet June 30, 1997

      Consolidated Statements of Operations
      and Accumulated Deficit
      For the Six Months Ended June 30, 1997 and 1996
         and for the three months ended June 30, 1997 and 1996

      Consolidated Statements of Cash Flows
      For the Six Months Ended June 30, 1997 and 1996

      Notes to Consolidated Financial Statements


      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

Signatures





                          PRINCETON MEDIA GROUP, INC.

                          Consolidated Balance Sheet

                                 (Unaudited)

                                June 30, 1997



                                    Assets
Current assets
Cash                                                 $      391,399
Accounts receivable, net                                  1,870,803
Inventories                                                 891,794
Deferred income tax benefit                                 271,300
Prepaid expenses                                            376,616

   Total current assets                                   3,801,912

Property and equipment, net                               1,757,475
Other assets                                                 39,844
Trademarks, copyrights and other intangibles, net        12,711,576

Total assets                                         $   18,310,807

                         Liabilities and Shareholders' Equity

Current liabilities
Accounts payable                                      $   1,119,412
Accrued expenses                                            590,824
Current portion of long-term debt                           752,047
Line of credit                                              428,333
Deferred revenue                                          1,145,397
Accrued interest                                            362,822

   Total current liabilities                              4,398,835

Long-term debt, less current portion                      8,308,822
Deferred taxes                                              166,900

Shareholders' equity:
Series A Preference shares                                   28,923
Series C Preference shares                                  739,696
Series E Preference shares                                  898,861
Common stock                                             16,897,938
Accumulated deficit                                     (13,129,168)

    Total shareholders' equity                            5,436,250

Total liabilities and shareholders  equity            $  18,310,807

            See accompanying notes to consolidated financial statements.




                                    PRINCETON MEDIA GROUP, INC.

                  Consolidated Statements of Operations and Accumulated Deficit

                                           (Unaudited)

                                                   Three Months Ended                      Six Months Ended
                                                         June 30,                              June 30,
                                                  1997            1996                   1997            1996

Distribution, circulation, and
   other income                            $   1,945,739      $1,172,574          $ 4,589,768       $ 1,173,007
Advertising income                               418,615         643,109            1,407,043           643,109
Printing income                                  181,593         211,642              579,838           211,641

Net revenues                                   2,545,947       2,027,325            6,576,649         2,027,757

Cost of sales                                  2,380,851       1,037,523            4,903,232         1,039,069

Gross profit                                     165,096         989,802            1,673,417           988,688

Operating expenses                             1,319,419         964,305            2,687,929         1,008,234

Income (loss) from operations                 (1,154,323)         25,497           (1,014,512)         ( 19,546)

Interest and other income                          9,347             860                9,347            13,580
Interest and other expense                      (240,375)       (139,308)            (472,888)         (158,217)

Net loss                                      (1,385,351)       (112,951)          (1,478,053)         (164,183)

Accumulated deficit, beginning of period     (11,743,817)     (6,010,749)         (11,368,215)       (5,959,517)

Preferred stock dividend (Note 10)                     -             -              ( 282,900)                -

Accumulated deficit, end of period          ($13,129,168)    ($6,123,700)        ($13,129,168)      ($6,123,700)


Net loss per share                                ($0.65)         ($.40)               ($1.16)            ($.60)

Weighted average number of
    shares outstanding                         2,199,167        344,631             1,584,941           284,938


                        See accompanying notes to consolidated financial statements.




                          PRINCETON MEDIA GROUP, INC.

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                            Six months ended June 30,

                                                               1997            1996

Cash flows from operating activities:
   Net loss                                                $(1,478,053)    $( 164,183)
     Adjustments to reconcile net loss
     to net cash used in
     operating activities
      Depreciation                                             150,194        220,770
      Amortization                                             183,136
      Gain on forgiveness of debt                                    -       (    866)
      Stock issued as payment for acquisition
         and related services                                  903,344         67,734

         Net income (loss) adjusted for noncash items       (  241,379)       123,455

     Changes in assets and liabilities:

      Decrease (increase) in accounts receivable               664,865       (744,570)
      Increase in inventories                                 (235,769)      (159,082)
      Increase in prepaid expenses and deposits               (230,705)      ( 29,945)
      Increase in other assets                                (355,073)      (  9,861)
      Increase in debt issue costs                                  -        (387,711)
      Increase in accounts payable                             331,303         45,956
      Increase (decrease) in accrued expenses                 (952,160)       163,398
      Decrease in due to related party                        (  6,975)      ( 37,497)
      Increase in deferred revenue                             375,530         96,677
      Increase in accrued interest                             201,827        131,986

      Net cash used in operating
         activities                                          ( 448,536)      (807,194)

Cash flows from investing activities:

   Capital expenditures                                        (78,133)    (1,049,640)

      Net cash used in
         investing activities                                  (78,133)    (1,049,640)


Cash flows from financing activities:

   Proceeds from issuance of common stock                      150,000       3,156,800
   Payment of short-term note                                               (1,000,000)
   Redemption of Series E preferred                           (274,298)              -
   Proceeds from note payable                                  620,000               -
   Payments of principal                                      (207,797)              -

      Net cash provided by
         financing activities                                  287,905       2,156,800

Net increase (decrease) in cash                               (238,764)        299,966

Cash, December 31, 1996 and 1995                               630,163          13,859

Cash, June 30, 1997 and 1996                                 $ 391,399      $  313,825



Supplemental disclosures of cash flow information:
                                                                 1997           1996

Interest paid                                             $    257,914     $    25,386

Noncash Investing and Financing Activities:

Common stock issued for consulting and acquisition fees   $    862,111               -

Employee stock option plan                                $     16,233               -

Common stock issued for franchise rights                  $     25,000               -

Common stock issued upon conversion of
   convertible debt                                       $  3,213,817      $  128,165

Common stock issued for settlement of debt                $         -       $  162,925

Contribution from shareholder through
   forgiveness of debt                                    $         -       $  146,447

Inventory transferred in settlement of debt               $         -       $  289,451


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

In 1996 the Company purchased equipment appraised at $1,814,000 and trademarks and copyrights valued at $5,186,000 for $1,000,000 in cash, a 90-day note of $1,000,000 and a long-term note of $5,000,000. The Company also purchased trademarks and copyrights valued at $107,390 for $32,390 in cash and an installment loan payable of $75,000.

             See accompanying notes to consolidated financial statements.



                           PRINCETON MEDIA GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis for Presentation

The accompanying unaudited interim financial statements consolidate the accounts of Princeton Media Group, Inc. ("Princeton" or the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, and the results of their operations and their cash flows for the quarters ended June 30, 1997 and 1996 and for the six month periods ended June 30, 1997 and 1996. The results of operations for the quarter ended June 30, 1997 and for the six months ended
June 30, 1997 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's annual report on Form 10-KSB as amended for the year ended
December 31, 1996.

2.   Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants, and additional shares assuming the conversion of debentures and preferred shares, are excluded from the computation as their effect is antidilutive.

Cumulative dividends of $22,000 ($11,000 per quarter related to preferred Series
C), $51,503 related to Series E and a preferred stock dividend of $282,900 (see
Note 10) on preferred shares have been added to net loss in the loss per share computation.

3.   Accounts Receivable

Accounts receivable at June 30, 1997 consisted of the following:

Accounts receivable, gross                         $5,399,759
Less:
Allowance for returns and miscellaneous charges     3,493,956
Allowance for doubtful accounts                        35,000

Total accounts receivable, net                     $1,870,803

4.   Inventories

Inventories at June 30, 1997 consisted of the following:

Paper                                              $  706,035
Ink                                                    12,180
Work in process                                       173,579

Total inventories                                  $  891,794





5.    Property and equipment

Property and equipment as of June 30, 1997 consisted of the following assets, all depreciated between 5 and 7 years:


      Printing equipment                          $1,925,542
      Computer equipment                             118,822
      Office furniture and equipment                  66,795

                                                   2,111,159

Less accumulated depreciation                       (353,684)

Total property and equipment, net                 $1,757,475

6.   Trademarks, copyrights and other intangibles

Trademarks, copyrights and other intangibles at June 30, 1997 consisted of the following:

   Trademarks and copyrights                      $12,643,592
   Acquisition Costs                                  364,559
   Organizational costs                                34,387
   Franchise rights                                    35,000

                                                   13,077,538

   Less accumulated amortization                     (365,962)

   Trademarks, copyrights, and
   other intangibles, net                         $12,711,576

7.    Line of Credit

The Company has a line of credit with a distributor for working capital of up to $500,000 which may be drawn down in multiples of $10,000. Any draw will bear interest at prime plus 2% and will be payable with equal monthly payments of principal and interest over a one year period. At June 30, 1997 $428,333 was payable on the line of credit.

8.    Assignment of Accounts Receivable

During 1996, the Company had assigned $639,000 of certain accounts receivable as collateral for its obligation to a paper vendor. Per the agreement, the Company paid $200,000 to the vendor. Payments of assigned receivables began in January 1997 and final payment will be in August 1997. The balance due reflected in accrued expenses as of June 30, 1997 was $95,044.

9.   Long-term Debt

Long-term debt at June 30, 1997 consisted of the following:

Note payable - First Seller                        $5,000,000
Note payable - Second Seller                        4,000,000
Note payable - Equipment and capital leases            60,869

                                                    9,060,869

Less current portion                                  752,047

Total long-term debt                               $8,308,822

10.   Convertible Securities

In March 1997, the Company reached an agreement (the "Agreement") with the holders of all of its outstanding convertible debentures and convertible preferred Series D and certain of its convertible preferred Series E stockholders to convert their holdings to common stock. Under the Agreement, the debentures and preferred Series D and E stock (collectively the "Securities"), were converted into approximately 1.1 million shares of the Company's common stock over the ensuing five months. Had the conversion occurred pursuant to the original conversion terms of the Securities, the Securities holders would have received approximately 885,000 shares of common stock.

Under the Agreement, the Securities holders agreed that if they chose to sell their common stock holdings, then sales would be made during specified periods during 1997. Further, if at the end of the selling period the cash proceeds and market value of any unsold shares of common stock do not equal approximately $4,422,800, the Company will either issue additional shares of common stock or cash to make up any short fall.

In April the Company issued 1,105,700 shares into escrow per the Agreement. The Company will charge earnings (as debt conversion expense), or will charge deficit, for any additional differences between the carrying amount of the debentures or preferred shares and the cash paid or additional shares issued when the transactions are completed in the third quarter of 1997.

Certain of the preferred securities holders were granted warrants at exercise prices ranging from $4.85 to $8.85 to purchase 102,510 shares of the Company's common stock. The estimated value of these warrants of $282,900 was accounted for as a dividend to these shareholders.

11.    Changes in Preferred and Common Shares

Changes in preferred shares Series D and E for the six months ended June 30, 1997, were as follows:

Preferred Stock Series D and Series E:

                                    Series D                  Series E
                                Shares   Amount          Shares      Amount

Balance at January 1, 1997       1,200   $1,005,000      1,634     $1,549,484

Conversion to common shares     (1,200) ( 1,005,000)    (  300)    (  251,250)

Redemption of Series E                                  (  400)    (  399,373)

Balance at June 30, 1997             -            -        934     $  898,861


Change in common shares for the six months ended June 30, 1997 was as follows:

                                                        Shares         Amount
Balance at December 31, 1996                           865,969    $12,197,802
Issuance of shares for consulting fees,
 acquisition fees, and severance                       353,639      1,162,186
Issuance of shares for franchise rights                  5,000         25,000
Issuance under Employee Stock Option Plan                6,825         16,233
Redemption of convertible preferred stock
   and conversion of debentures                      1,105,700      3,213,817
Dividend - warrants                                          -        282,900

Balance at June 30, 1997                             2,337,133    $16,897,938


Item 2.  Management's Discussion and Analysis

Forward-looking Statements

CAUTION: Statements contained in this Form 10-QSB regarding the Company's future prospects or operating results constitute forward-looking statements and as such, must be considered with caution and with the understanding that various factors could cause actual results to differ materially from those in such forward-looking statements. Such factors include but are not limited to changes in revenues from distribution, advertising and subscriptions; changes in costs of materials and operations; and failure of pending or anticipated acquisitions to be consummated.

General

The Company, through its wholly-owned subsidiaries, Princeton Publishing, Inc., and Firestone Publishing, Inc., is engaged in the publishing, printing, and distribution of approximately 25 periodical consumer lifestyle magazines. The Princeton and Firestone editorial staffs and offices are located in New York City and Miami, respectively. A wholly-owned subsidiary of Princeton, Kingston Press, Inc., leases and maintains a printing plant in Sussex, Wisconsin. The plant is used for the printing of the Company's magazines and to perform printing work for third parties on a contract basis. The Company's executive offices are located in Palm Beach, Florida.

The six month period ended June 30, 1997 compared to the six month period ended June 30, 1996:

The Company discontinued operations of its prior business as of December 31, 1995. Operations for the Company's new business of publishing and printing began in the second quarter of 1996.

Revenues for the six month period ended June 30, 1997 amounted to $6,576,649 compared to operating revenue of $2,027,757 for the same period in 1996. Revenues are almost entirely derived from magazine sales, subscriptions, advertising, and outside printing.

Costs of sales for the six month period ended June 30, 1997 were $4,903,232 compared with $1,039,069 for the six month period ended June 30, 1996.

Operating expenses for the six month period ended June 30, 1997 were $2,687,929 compared with $1,008,234 for the six month period ended June 30, 1996. Operating expenses include approximately $192,000 of non-cash expense for issuance of common shares of stock for consulting services in connection with the settlement of the Company's convertible securities. Management anticipates that this will be a nonrecurring expense.

The increase in revenues, cost of goods sold, and operating expenses is attributed to the acquisition of Princeton Publishing on March 29, 1996 which was included in the statement of operations for only one quarter in 1996 and two full quarters in 1997, and the revenues and cost of goods sold of Firestone Publishing acquired on September 6, 1996 which was included only in the 1997 operations.

During the six month period ended June 30, 1997, $472,887 in interest expense was charged to operations compared to $158,217 in interest expense for the six month period ended June 30, 1996. The interest expense was accrued pursuant to two promissory notes executed by Princeton and Firestone in connection with the purchases of the magazine publishing assets.

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

Net loss for the six month period ended June 30, 1997 was $1,478,053 which represents an increase of $1,313,870 from the net loss of $164,183 for the six month period ended June 30, 1996.

Liquidity and Capital Resources

Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

Cash decreased $238,764 to $391,399 at June 30, 1997 from $630,163 at
December 31, 1996. Net cash used in operating activities was $448,536 during the six month period ended June 30, 1997 compared to cash used by operating activities of $808,833 during the six month period ended June 30, 1996. The decrease of $360,297 is primarily attributable to the establishment of continuing operations in connection with the change in business of the Company from telecommunications equipment sales to magazine publishing and printing.

During the six month period ended June 30,1997, net cash used in investing activities was $78,133 primarily for computer and printing equipment representing a decrease of $971,507 from net cash used in investing activities of $1,049,640 for initial investment in printing equipment and trademarks and copyrights during the six month period ended June 30,1996.

During the six month period ended June 30,1997, net cash provided by financing activities was $287,905 representing a decrease of $1,868,895 from net cash provided by financing activities of $2,156,800 during the six month period ended June 30,1996. The funds provided in the first six months of 1996 were primarily from proceeds from issuance of common stock for the purpose of acquiring publishing acquisitions. The funds provided in the first six months of 1997 were primarily a draw on the line of credit for working capital.

The Company intends to continue the operations of the businesses acquired during 1996 and to expand these operations into new areas of distribution, including international editions and the establishment of Internet web sites for several of its well-known magazine titles. The expansion of distribution channels for the Company's brand-name magazine titles, combined with the Company's continuing program of cost reduction through consolidation of its operations, is anticipated to substantially increase the net revenues from the Company's operations. Among the Company's plans for cost savings is to complete the transition to printing all Princeton publications in-house. The Company has upgraded and expanded its printing plant to accomodate the printing of all Company publications as well as third party printing contracts. As of the third quarter of 1997, all Princeton titles will be printed in-house at an annual savings of approximately $466,000.

Management of the Company believes that the results of 1996 and the first six months of 1997 operations were consistent with the expectations established during the due diligence investigation completed prior to the purchases of the two businesses with the exception of advertising revenue as detailed below. Management further anticipates that the implementation of its business plan during 1997, which includes, among other things, production efficiencies, cost-saving measures, new market exploration, expansion of the printing plant, and acquisition of additional businesses, will realize a substantial growth in assets as well as increases in revenues and profits.

In the second quarter of 1997 the Company experienced a decline in advertising revenue due to the effects of financial difficulties of several of the Company's advertisers. Subsequent to June 30, 1997, the Company executed an agreement with a major advertiser that will increase advertising revenues by $1 million during the twelve to eighteen months beginning on or before September 15, 1997. The Company is pursuing additional long-term advertising contracts and expects improved advertising revenue levels in the remainder of 1997.

As detailed in Note 10 of the financial statements, in March 1997, the Company reached agreement with the holders of its convertible preferred stock and debentures to convert into approximately 1.1 million shares of the Company's common stock over a five-month period. The agreement provided that if the holders chose to sell their shares, such sales would be made in a scheduled manner during 1997. The Company has agreed to make up any shortfall to the holders if sale proceeds and the market value of any unsold shares do not equal approximately $4,422,800.

Several acquisitions and significant transactions were either completed or in the process of negotiation as of the date of this report as follows:

The Company has executed a trademark license agreement with Spice Direct, Inc., a subsidiary of Spice Entertainment, Inc. (Nasdaq: SPZE), for use of its "Spice" trademark. The agreement grants PMG an exclusive nontransferable right and license to use the "Spice" trademark throughout the United States in conjunction with both a printed and electronic (Internet) published magazine. The magazine will include entertainment content and a monthly guide to programming carried on Spice cable television and satellite channels which are available in 23 million U.S. households and which are carried by more than 500 cable systems. The agreement includes provision for cross promotion between the publishing and programming partners.

The Company has executed a letter of intent for the acquisition of the assets and operations of a business that will produce and service an Internet website hub for all of the Company's publications. The Internet operations will be acquired through a wholly-owned subsidiary of the Company and will be combined with its existing profitable web site operations. Beginning in August, 1997, the Company plans to introduce four new web sites per month and to have available on dedicated and interlinked web sites, the text, graphics, advertisers, products and services of most of its approximately 25 publications, which will comprise one of the largest commonly-owned groups of well-known, name brand leisure and special interest titles connected to the Internet. Revenues from the web sites are anticipated to be derived from monthly memberships, subscriptions, advertising pages, banners, product sales, and sale of services from the Company's dedicated electronic mall. Interconnectivity among the various sites is expected to add incrementally to total revenues.

On March 17, 1997, the Company purchased the trademark of a magazine in exchange for $300,000 of advertising space valued at standard rates in the Company's publications together with $100,000 to be paid from advertising revenues received in excess of $10,000 per issue of the acquired magazine with the balance due, if any, to be paid upon publication of the August, 1998 issue.

The Company is in active negotiation for the acquisition of a group of magazine titles that would add significant revenue to the Company. Due diligence work is in process and is being performed by an outside consulting group which specializes exclusively in magazine acquisitions. The Company is also in the process of negotiating financing for the above acquisitions, which if consummated, would more than triple the Company's existing $18.3 million in assets.

In conjunction with the acquisition process, Princeton has executed an agreement with an investment banking firm which has expressed a commitment to the Company to arrange up to $40 million in financing for such acquisitions, including financial restructure of the Company. On behalf of other clients, the California-based investment banking firm has participated in capital transactions of more than $3 billion over the past seven years. The firm will advise Princeton regarding due diligence matters, valuation, and negotiation of purchase agreements. It is expected that financing will be accomplished principally through an offering of corporate debt.



PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit    Exhibit
Number

10.1       Service Agreement with Clark Distribution Systems, Inc. dated May 23,
           1997.
10.2 Properties Purchase Agreement with Paradise Magazine, Inc. dated March 17, 1997.
10.3       Letter Agreement with Kable Distribution Services dated April 10,
           1997.
10.4       Lease with 12 West 27th Street Associates dated January 23, 1997.
10.5       Guaranty in favor of 12 West 27th Street Associates dated January
           23, 1997.
27.1       Financial Data Schedule

(b) Reports on Form 8-K and Form 10-KSB/A.

During the quarter, the Company filed a Form 10-KSB/A for the year ended December 31, 1996 restating the financial statements to reflect the effect of a prior period adjustment presented in the Form 10-Q for the quarter ended March 31, 1997.


The following reports on Form 8-K were filed during the quarter ended June 30, 1997 by the Company:

On April 11, 1997 the Company filed Form 8-K detailing issuance of 500 shares of common stock under Regulation S. No financial statements were included.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 1997
                                             PRINCETON MEDIA GROUP, INC.


                                             /s/ James J. McNamara
                                             By: James J. McNamara,
                                             Chairman of the Board and
                                             Acting Chief Executive Officer