Form 10QSB
period 1997-09-30
PRINCETON MEDIA GROUP INC
filed 1997-11-14
CIK 814456

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-QSB

(mark one)
      [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

YES  [X]    NO  [  ]

The number of shares outstanding of the issuer's common stock no par value, as of November 13, 1997 was 3,012,697.

Transitional Small Business Disclosure Format (check one):

YES  [ ]    NO [X]

                           PRINCETON MEDIA GROUP, INC.
                                   FORM 10-QSB
                 For the Quarterly Period Ended September 30, 1997


                                       INDEX
                                                                   Page Number



PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements (unaudited)

      Consolidated Balance Sheet as of September 30, 1997

      Consolidated Statements of Operations and Accumulated Deficit for the nine months ended September 30, 1997 and 1996 and for the three months ended September 30, 1997 and 1996

      Consolidated Statements of Cash Flows
         for the nine months ended September 30, 1997 and 1996

      Notes to Consolidated Financial Statements


      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

Signatures



















                          PRINCETON MEDIA GROUP, INC.

                          Consolidated Balance Sheet

                                 (Unaudited)

                              September 30, 1997



                                    Assets
Current assets
Cash                                                 $      602,167
Accounts receivable, net                                  1,975,222
Due from affiliate                                           70,150
Inventories                                                 728,601
Prepaid expenses                                             61,879

   Total current assets                                   3,438,019

Property and equipment, net                               1,752,679
Other assets                                                 36,619
Trademarks, copyrights and other intangibles, net        12,782,760

Total assets                                         $   18,010,077

                         Liabilities and Shareholders' Equity

Current liabilities
Accounts payable                                      $   1,521,479
Accrued expenses                                            567,215
Current portion of long-term debt                           990,108
Line of credit                                              273,333
Deferred revenue                                            956,883
Accrued interest                                             60,514

   Total current liabilities                              4,369,532

Long-term debt, less current portion                      8,488,801

Shareholders' equity:
Series A Preference shares                                   28,923
Series C Preference shares                                  739,696
Common stock                                             18,854,973
Accumulated deficit                                     (14,471,848)

    Total shareholders' equity                            5,151,744

Total liabilities and shareholders' equity            $  18,010,077

            See accompanying notes to consolidated financial statements.







                                    PRINCETON MEDIA GROUP, INC.

                  Consolidated Statements of Operations and Accumulated Deficit

                                           (Unaudited)

                                                   Three Months Ended                      Nine Months Ended
                                                      September 30,                          September 30,
                                                  1997            1996                   1997            1996

Distribution, circulation, and
   other income                            $   2,943,220      $2,052,974          $ 7,532,988       $ 3,225,548
Advertising income                               852,474         765,956            2,259,517         1,409,065
Printing income                                  284,072         248,417              863,910           460,059

Net revenues                                   4,079,766       3,067,347           10,656,415         5,094,672

Cost of sales                                  2,879,051       1,422,523            7,782,283         2,461,592

Gross profit                                   1,200,715       1,644,824            2,874,132         2,633,080

Operating expenses                             1,516,525         821,540            4,204,454         1,821,107

Income (loss) from operations                  ( 315,810)        823,284           (1,330,322)          811,973

Interest and other income                         60,271             209               69,618             5,159
Interest and other expense                     ( 254,938)      ( 361,691)          (  727,826)         (519,513)

Income (loss) from continuing operations       ( 510,477)        461,802           (1,988,530)          297,619

Income from discontinued operations                    -         415,257                    -           415,257

Income (loss) before income taxes              ( 510,477)        877,059           (1,988,530)          712,876

Provision for income taxes                       111,862         133,929              111,862           133,929

Net income (loss)                              ( 622,339)        743,130           (2,100,392)          578,947

Accumulated deficit, beginning of period    ( 13,129,168)    ( 6,123,700)        ( 11,368,215)      ( 5,959,517)

Preferred stock dividend (Note 9)           (    720,341)            -           (  1,003,241)                -

Accumulated deficit, end of period          ($14,471,848)    ($5,380,570)        ($14,471,848)      ($5,380,570)


Earnings (loss) per share
   Primary                                         ($.62)           $.97               ($2.38)            $1.21
   Fully diluted                                   ($.62)            .79               ($2.38)             1.16


Weighted average number of
    shares outstanding                          2,366,440        731,766            1,473,348           435,976


                        See accompanying notes to consolidated financial statements.






                          PRINCETON MEDIA GROUP, INC.

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                       Nine months ended September 30,

                                                               1997            1996

Cash flows from operating activities:
   Net income (loss)                                       $(2,100,392)    $  578,947
     Adjustments to reconcile net loss
     to net cash used in
     operating activities
      Depreciation                                             229,176        397,231
      Amortization                                             281,446              -
      Interest on debenture conversion                      (   54,435)             -
      Gain on forgiveness of debt                                    -       (  5,159)
      Gain on disposition of subsidiary                              -       (415,257)
      Stock issued as payment for consulting, legal
         settlement, and employee stock option plan            439,475         67,734

         Net income (loss) adjusted for noncash items       (1,204,730)       623,496

     Changes in assets and liabilities:

      (Increase) decrease in:
        Accounts receivable                                    560,446     (1,664,472)
        Inventories                                           ( 72,576)    (  257,062)
        Prepaid expenses and deposits                           96,743     (   39,755)
        Other assets                                          (157,400)    (  665,458)
      Increase (decrease)in:
        Accounts payable                                       733,370        195,986
        Accrued expenses                                      (565,871)       258,911
        Income taxes payable                                   104,400        133,929
        Due to related party                                  ( 77,125)       547,999
        Deferred revenue                                       187,016        223,163
        Accrued interest payable                               313,985         65,812

      Net cash used in
         operating activities                                 ( 81,742)     ( 577,451)
Cash flows from investing activities:

   Capital expenditures                                      ( 206,072)             -
   Cash paid for acquisition of trademarks,
      copyrights, equipment, and related
      receivables and payables                                       -     (5,088,264)

      Net cash used in
         investing activities                                ( 206,072)    (5,088,264)





Cash flows from financing activities:

   Proceeds from issuance of common stock                    1,736,000       3,157,113
   Proceeds from exercise of options on common stock           337,500               -
   Proceeds from issuance of preferred stock                         -       2,740,000
   Proceeds from issuance of convertible debentures                  -         329,900
   Proceeds remitted from stock sales in settlement of
      convertible securities (Note 9)                       (2,051,800)              -
   Proceeds from note payable                                  620,000               -
   Payments of principal                                      (381,882)              -

      Net cash provided by
         financing activities                                  259,818       6,227,013

Net increase (decrease) in cash                               ( 27,996)        561,298

Cash, December 31, 1996 and 1995                               630,163          13,859

Cash, September 30, 1997 and 1996                            $ 602,167      $  575,157


Supplemental disclosures of cash flow information:
                                                                 1997           1996

Interest paid                                             $    413,757     $   281,973

Income taxes paid                                         $      7,462     $         -

Noncash investing and financing activities:
Common stock issued for consulting, legal settlement,
   and employee stock option plan                         $    439,475               -
Common stock issued for capitalized
   consulting services on acquisitions in process         $    329,514               -
Common stock issued for accrued severance                 $    380,625               -
Settlement of convertible preferred stock
   and conversion of debentures                           $  4,638,046               -
Dividend adjustment - warrants                            $    507,012               -
Common stock issued for franchise rights                  $     25,000               -

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

In 1996 the Company purchased equipment appraised at $1,814,000 and trademarks and copyrights valued at $5,186,000 for $1,000,000 in cash, a 90-day note of $1,000,000 and a long-term note of $5,000,000. The Company also purchased trademarks and copyrights valued at $107,390 for $32,390 in cash and an installment loan payable of $75,000 of which $25,000 was paid in September, 1996. The Company purchased equipment valued at $75,000, accounts receivable of $725,227, accounts payable and accrued expenses of $439,676 and trademarks and copyrights of $6,639,449 for $3,000,000 in cash and a long-term note of $4,000,000. The Company entered into capital leases for equipment capitalized at $28,014.

             See accompanying notes to consolidated financial statements.

                           PRINCETON MEDIA GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis for Presentation

The accompanying unaudited interim financial statements consolidate the accounts of Princeton Media Group, Inc. ("Princeton" or the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, and the results of their operations and their cash flows for the quarters ended September 30, 1997 and 1996 and for the nine month periods ended September 30, 1997 and 1996. The results of operations for the quarter ended September 30, 1997 and for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's annual report on Form 10-KSB as amended for the year ended December 31, 1996.

2.   Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants, and additional shares assuming the conversion of debentures and preferred shares, are excluded from the computation as their effect is antidilutive.

Cumulative and paid preferred stock dividends of $854,848 for the quarter and $1,402,734 for the nine months period have been added to the net loss in the net loss per share computation. These amounts are primarily related to the settlement of convertible securities (see Note 9).

3.   Accounts Receivable

Accounts receivable at September 30, 1997 consisted of the following:

Accounts receivable, gross                         $6,941,405
Less:
Allowance for returns and miscellaneous charges     4,931,183
Allowance for doubtful accounts                        35,000

Total accounts receivable, net                     $1,975,222

4.   Inventories

Inventories at September 30, 1997 consisted of the following:

Paper                                              $  313,530
Ink and other                                          37,970
Work in process                                       377,101

Total inventories                                  $  728,601

5.    Property and Equipment

Property and equipment as of September 30, 1997 consisted of the following assets, all depreciated between 5 and 7 years:


      Printing equipment                          $1,981,835
      Computer equipment                             130,948
      Office furniture and equipment                  72,560

                                                   2,185,343

      Less accumulated depreciation                 (432,664)

      Total property and equipment, net           $1,752,679

6.   Trademarks, Copyrights and Other Intangibles

Trademarks, copyrights and other intangibles at September 30, 1997 consisted of the following:

   Trademarks and copyrights                      $12,643,592
   Acquisition costs                                  486,914
   Organizational costs                                34,387
   Franchise rights                                    82,140

                                                   13,247,033

   Less accumulated amortization                     (464,273)

   Trademarks, copyrights, and
   other intangibles, net                         $12,782,760

7.    Line of Credit

The Company has a line of credit with a distributor for working capital of up to $500,000 which may be drawn down in multiples of $10,000. Any draw will bear interest at prime plus 2% and will be payable in equal monthly payments of principal and interest over a one year period. At September 30, 1997, $273,333 was payable on the line of credit.

8.   Long-term Debt

Long-term debt at September 30, 1997, consisted of the following:

Note payable - First Seller                        $5,000,000
Note payable - Second Seller                        4,414,466
Note payable - Equipment and capital leases            64,443

                                                    9,478,909

Less current portion                                  990,108

Total long-term debt                               $8,488,801




9.   Convertible Securities

In order to fund the 1996 acquisitions, the company issued certain convertible securities. In March 1997, the Company reached an agreement (the "Agreement") with the holders of all of its outstanding convertible debentures, convertible preferred Series D, and certain of its convertible preferred Series E stockholders to convert their holdings to common stock. In April the Company issued 1,105,700 shares into escrow per the Agreement. In the third quarter of 1997, in a final settlement agreement it was determined that approximately 138,000 additional shares in excess of the original estimated shares were for complete conversion of the securities. All shares required by the settlement were accrued as issued as of September 30, 1997, although there were issuances subsequent to quarter end and approximately 93,000 shares remain to be issued as of the date of this report. In accordance with the Company's accounting policy, if the final settlement requires additional shares or cash, an additional expense (or income) related to the debentures, and dividends related to the preferred stock, would be recorded. Therefore, the Company charged $409,426 to deficit (representing the fair value of the shares sold for the account of the preferred shareholders), and credited interest expense for $54,435 for an over-estimate of the expense related to the convertible debentures.

The Company also completed settlement of the remaining balance of its convertible Preferred Series E shares under a different settlement agreement with identical terms except that a balance of $403,198 remains to be paid in the fourth quarter of 1997. This amount will be funded through additional stock sales and the Company will charge preferred stock dividends for the settlement.

Certain of the preferred securities holders were granted warrants at exercise prices ranging from $4.85 to $8.85 to purchase 102,510 shares of the Company's common stock. The estimated value of these warrants of $282,900 was accounted for as a dividend to these shareholders in the first quarter of 1997. In the third quarter the remaining securities holders were granted warrants to purchase 81,200 shares on the same terms. The estimated value of these warrants of $224,112 was accounted for as a dividend to these shareholders.

10.    Income Tax Provision

A tax benefit of $104,000 was recognized at December 31, 1996. The benefit has been adjusted to zero in the third quarter of 1997.

11.    Changes in Preferred and Common Shares

Changes in preferred shares Series D and E for the nine months ended September 30, 1997, were as follows:

Preferred Stock Series D and Series E:

                                    Series D                  Series E
                                Shares   Amount          Shares      Amount

Balance at January 1, 1997       1,200   $1,005,000      1,634     $1,549,484

Settlement and
   conversion to common shares  (1,200) ( 1,005,000)    (1,634)    (1,549,484)

Balance at September 30, 1997        -   $        -          -     $        -




Change in common shares for the nine months ended September 30, 1997 was as follows:

                                                        Shares         Amount
Balance at December 31, 1996                           865,969    $12,197,802

Issuance of shares for consulting fees,
 legal settlement, and employee stock option plan      109,325        439,475
Issuance of shares for capitalized consulting
 services on acquisitions in process                   103,500        329,514
Issuance of shares for accrued severance               120,000        380,625
Proceeds on exercise of stock options                  125,000        337,500
Issuance of shares for franchise rights                  5,000         25,000
Settlement of convertible preferred stock
   and conversion of debentures                      1,512,903      4,638,045
Dividend - warrants (Note 9)                                 -        507,012

Balance at September 30, 1997                        2,841,697    $18,854,973









































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

GENERAL

The Company, through its wholly-owned subsidiaries, Princeton Publishing, Inc., and Firestone Publishing, Inc., is engaged in the publishing, printing, and distribution of approximately 25 periodical consumer lifestyle magazines. The Princeton and Firestone editorial staffs and offices are located in New York City and Miami, respectively. A wholly-owned subsidiary of Princeton Publishing, Inc., Kingston Press, Inc., leases and maintains a printing plant in Sussex, Wisconsin. The plant is used for the printing of the Company's magazines and to perform printing work for third parties on a contract basis. The Company's executive offices are located in Palm Beach, Florida.

USE OF EBITDA

The following comparative discussion of the results of operations and financial condition of Princeton Media Group, Inc. includes, among other factors, an analysis of changes in the Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in order to help determine the operating performance of the individual business units and of the company as a whole. EBITDA also removes the effects of the significant amounts of amortization of intangible assets and debt incurred in the two acquisitions completed during 1996 which totaled $17 million in assets.

In 1996 and 1997 the Company issued stock in exchange for the services of business contultants and investor relations professionals to assist in advising the investing public of the establishment of the new publishing operations as well as to assist in the settlement of convertible securities issued to finance the acquisitions. The Company considers these issuances of stock, which are non-cash payments for services unrelated to evaluation of normal operations, to be charges to earnings after EBITDA. Additionally, in 1996 the Company recognized a gain of $415,466 in the third quarter related to the disposition of a wholly-owned subsidiary. This non-cash transaction unrelated to normal operations has also been added to earnings after EBITDA in discussions herein.

Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the business of Princeton Media Group and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow, and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company discontinued operations of its prior business as of December 31, 1995. Operations for the Company's new business of publishing and printing began in the second quarter of 1996.

In comparing the nine month period ended September 30, 1996 to the nine month period ended September 30, 1997, it should be noted that the first of the two major publishing businesses acquired in 1996 was purchased in March, 1996, and the second was purchased in September, 1996 whereas both businesses have had operations for all of 1997. Increases in revenues, cost of goods sold, and operating expenses are primarily due to there being partial periods of operations during the first nine months of 1996 compared to operations during the entire first nine months of 1997 as follows.

The first acquisition of a publishing and printing business (through Princeton Publishing, Inc., a wholly-owned subsidiary) was on March 29, 1996. Results of operations for the nine months ended September 30, 1996, included only two quarters in 1996 whereas there were three full quarters of operations in the period ended September 30, 1997. The second publishing business (through Firestone Publishing, Inc., a wholly-owned subsidiary) was acquired on September 6, 1996. Results of operations for the nine months ended September 30, 1996, included less than one month in the 1996 amounts whereas there were three full quarters of operations in the period ended September 30, 1997.

RESULTS OF OPERATIONS

The nine month period ended September 30, 1997 compared to the nine month period ended September 30, 1996:

Revenues for the nine month period ended September 30, 1997 amounted to $10,656,415 compared to operating revenue of $5,094,672 for the same period in 1996. Revenues are derived almost entirely from magazine sales, subscriptions, advertising, and outside printing.

Cost of sales for the nine month period ended September 30, 1997 were $7,782,283 compared with $2,461,592 for the nine month period ended September 30, 1996.

Operating expenses for the nine month period ended September 30, 1997 were $4,204,454 compared with $1,821,107 for the nine month period ended September 30, 1996. Operating expenses include approximately $447,000 of non-cash expense for issuance of common shares of stock for consulting services, primarily in connection with the settlement of the Company's convertible securities. Management anticipates that this will be a nonrecurring expense.

There was an increase in gross revenues of $1,533,819 due primarily to distribution and advertising revenues on several new magazine titles. Cost of sales has increased in amount and as a percentage of sales, primarily due to increases in both paper costs and color separation costs. In management's opinion, previous separation procedures, while low in cost,resulted in unsatisfactory print quality of the magazines. Currently, separations are performed by reputable suppliers at a cost that is average for the magazine industry. The improved quality of the finished product is anticipated to enable the Company to compete more successfully in the industry and to help achieve both the short-term and long-term objectives of management's expansion and acquisition plans.

During the nine month period ended September 30, 1997, $727,826 in interest expense was charged to operations compared to $519,513 in interest expense for the nine month period ended September 30, 1996. Primarily, interest expense was accrued pursuant to two promissory notes executed by Princeton Publishing, Inc., in the amount of $5 million and Firestone Publishing, Inc., in the amount of $4 million, respectively, in connection with the purchases of the magazine publishing assets.

Monthly interest payments of approximately $43,000 are due pursuant to the $5 million promissory note executed upon acquisition of the publishing assets acquired March 29, 1996.

Interest on the $4 million promissory note executed upon acquisition of the publishing assets acquired on September 6, 1996 was accrued for one year and on September 6, 1997, accrued interest was added to principal in the amount of $414,166. Payments of principal and interest are due on a straight-line amortization schedule over forty-eight months with the first payment paid on October 6, 1997. The Company anticipates that cash flows from operations will be sufficient to pay all debt service obligations of the two subsidiaries.

For the quarter ended September 30, 1997, EBITDA, as defined above, was $49,707. For the nine months ended September 30, 1997, the Company reported an EBITDA deficit of $373,054 compared to positive EBITDA of $1,081,903 for the quarter ended September 30, 1996, and $1,276,938 for the nine months ended September 30, 1996. Net loss for the nine month period ended September 30, 1997 was $2,100,392 which represents a decrease of $2,679,339 from the net income of $578,947 for the nine month period ended September 30, 1996.

The Company attributes the changes in EBITDA to a number of factors. Previous declines in revenue from advertising, due primarily to financial difficulties experienced by existing advertisers, is being remedied by new advertising contracts, now in place and being negotiated, to replace previous advertisers. Declines in circulation are affecting many newsstand-based titles as consolidation in the traditional newsstand wholesaler distribution network occurs on a large scale.

The Company believes that its best current strategy is to continue to improve its products so as to increase its market share, so that when, as expected, the newsstand distribution network regains vitality, the Company will be in a strong position to benefit from the increased sales in the industry. In keeping with that strategy, expenses have increased as the Company has invested in a superstructure that will accommodate a more modern company of larger size. Examples of these expenditures include new office space for Princeton Publishing, the inauguration of an employee benefits package which provides basic health and dental coverage, research costs associated with due diligence analysis of potential acquisition targets, investments in new computer equipment for editorial production, reorganized management with certain higher wage opportunities in order to attract superior professional staff, and consulting arrangements associated with investor relations and potential acquisitions. The Board of Directors expects these investments to generate positive results as the Company streamlines its operations in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

Cash decreased $27,996 to $602,167 at September 30, 1997 from $630,163 at December 31, 1996. Net cash used in operating activities was $81,742 during the nine month period ended September 30, 1997 compared to cash used by operating activities of $577,451 during the nine month period ended September 30, 1996. The decrease of $495,709 in use of funds in operations is primarily attributable to the establishment of continuing operations in connection with the change in business of the Company from telecommunications equipment sales to magazine publishing and printing.

During the nine month period ended September 30, 1997, net cash used in investing activities was $206,072, expended primarily for computer and printing equipment, which represents a decrease of $4,882,192 from net cash used in investing activities of $5,088,264 during the nine month period ended September 30, 1996, used for initial investment in printing equipment and trademarks and copyrights.

During the nine month period ended September 30, 1997, net cash provided by financing activities was $259,818 representing a decrease of $5,967,195 from net cash provided by financing activities of $6,227,013 during the nine month period ended September 30,1996. The funds provided in the first nine months of 1996 were primarily from proceeds from the sale of stock and convertible debentures issued for the purpose of acquiring publishing acquisitions. The funds provided in the first nine months of 1997 were obtained primarily from a draw on the line of credit for working capital.

SETTLEMENT OF CONVERTIBLE DEBT AND EQUITY SECURITIES

As detailed in Note 9 of the financial statements, in March 1997, the Company finalized the settlement with holders of convertible securities issued to fund the initial acquisitions of publishing operations in 1996. Almost all of the debt and equity securities consisting of convertible debentures with a face value of $1,925,000 and Series D and E preferred stock with original face values of $1.2 and $1.8 million respectively were retired in the second quarter upon transfer of 1.1 million shares into an escrow account for purposes of the settlement. The transaction was recorded based on estimates subject to final adjustment and at the end of the third quarter the settlement was finalized.

Management believes that the final settlement of the conversion of the securities into common stock will benefit the Company through improvement of the debt to equity ratio and through elimination of the uncertainty of potential dilution related to the conversion that existed before the settlement.

MANAGEMENT ENHANCEMENT

Since inception of publishing operations, the Board of Directors has sought to identify and recruit management personnel with backgrounds from much larger publishing companies to establish a management team consistent with the company's expansion goals.

In September, 1997, the Company named Hugo Barreca as the new Chief Financial Officer. Mr. Barreca brings twenty years of experience in the publishing industry, including senior positions with Time Inc., the New York Times Magazine Group, and Gruner + Jahr USA Publishing. His responsibilities have included strategic business planning, financial planning and management, contract negotiations and purchasing, and computer systems development including inventory database systems, financial management systems, logistic models and telecommunications systems. Mr. Barreca received an M.B.A. from New York University and a J. D. from Fordham School of Law as well as other academic degrees and professional honors. Based in the New York office, Mr. Barreca will be responsible for the company's overall financial planning and management. He will also direct the company-wide consolidation of current operations and implement the company's expansion program through continued acquisitions of related business operations in publishing, advertising, websites, and other related media.

Robert F. Kendall, formerly CFO, has become Senior Vice President - Finance and continues to serve as Treasurer and Assistant Secretary. He is based in the Palm Beach, Florida, administrative office where he heads the accounting department and is responsible for all financial reporting and tax planning.

CURRENT EVENTS AND STRATEGIC PLANNING

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

Management of the Company believes that, with the exception of advertising revenue as detailed below, the results of operations for 1996 and the first nine months of 1997 were consistent with the expectations established during the due diligence investigation completed prior to the purchases of the two businesses. Management further anticipates that the implementation of its business plan during 1997 and 1998, which includes, among other things, production efficiencies, cost-saving measures, new market exploration, increased capacity utilization in the printing plant, and acquisition of additional businesses, will realize a substantial growth in assets as well as increases in revenues and profits.

Distribution and Circulation

Distribution revenues increased during the third quarter over the second quarter primarily due to launching of several new magazines.

The Company has executed a trademark license agreement with Spice Direct, Inc., a subsidiary of Spice Entertainment, Inc. (Nasdaq: SPZE), for use of its "Spice" trademark. The agreement grants the Company an exclusive nontransferable right and license to use the "Spice" trademark throughout the United States in conjunction with both a printed and electronic (Internet) published magazine. The magazine includes entertainment content and a monthly guide to programming carried on Spice cable television and satellite channels which are available in 23 million U.S. households and which are carried by more than 500 cable systems. The agreement includes provision for cross promotion between the publishing and programming partners. The first issue went on sale in the third quarter of 1997.

Printing Plant

The Company has upgraded and expanded its printing plant to accommodate the printing of all Company publications as well as third party printing contracts. At the end of the third quarter of 1997, the transition was completed for all Firestone titles, which were previously printed by an outside company, to be printed in-house at an annual savings of approximately $535,000. The Company will begin to realize the benefit of this transition in the fourth quarter.

Advertising

During the third quarter, the Company executed an agreement with a major advertiser that will increase advertising revenues by $1 million during the eighteen months which began September 15, 1997. Due to the delay between order date and on-sale-date of advertising, the Company expects to realize a partial benefit of the contract in the fourth quarter of 1997 and to commence to realize full benefit in the first quarter of 1998. The agreement is expected to help reverse the decrease in advertising revenue in the second and third quarters which was due, in part, to the financial difficulties of several of the Company's advertisers. Additionally, the Company is pursuing other long-term advertising contracts with other advertisers and anticipates the introduction of several new accounts in the remainder of 1997 and early 1998.

Internet Websites

The Company has established Internet websites related to several of the Company's existing publications. The Company is evaluating the expansion of the existing web sites, and the introduction of new sites, which would utilize the text, graphics, advertisers, products and services of most of its approximately 25 publications, one of the largest commonly-owned groups of well-known, name brand leisure and special interest titles. Revenues sought from the web sites are from monthly memberships, subscriptions, advertising pages, and mail order products. The Company engaged a consultant in April, 1997, to assist the initial design and construction of the sites and connectivity; this initial evaluation is complete. As of the date of this report the Company intends to complete the project internally. The Company intends to proceed diligently with Internet development to ensure that websites produce a near-term financial benefit to the Company.

Acquisitions

The Company has been and is currently in active negotiation for the acquisition of a group of magazine titles and additional related media operations. At the end of October, 1997, one of the acquisition targets announced that it was in the process of being acquired by its own franchise subsidiary. Related acquisition costs of approximately $100,000 shown as deferred costs at the end of the third quarter will be charged to operations in the fourth quarter.

In conjunction with the acquisition process, Princeton Media Group, Inc., has executed an agreement with an investment banking firm which has expressed a commitment to the Company to arrange up to $40 million in financing for such acquisitions, including the financial restructuring of the Company. On behalf of other unrelated clients, the California-based investment banking firm has participated in capital transactions of more than $3 billion over the past seven years. The firm is presently advising Princeton regarding due diligence matters, valuation, and negotiation of purchase agreements. It is expected that financing will be accomplished principally through an offering of corporate debt.


PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits.


Exhibit    Exhibit
Number
10.1       Employment Agreement
27.1       Financial Data Schedule

(b) Reports on Form 8-K: None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 1997
                                             PRINCETON MEDIA GROUP, INC.


                                             /s/ James J. McNamara
                                             By: James J. McNamara,
                                             Chairman of the Board and
                                             Acting Chief Executive Officer