Form 10KSB
period 1997-12-31
PRINCETON MEDIA GROUP INC
filed 1998-03-30
CIK 814456

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-KSB


(mark one)
      [ X ]            ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

Securities registered under Section 12(g) of the Exchange Act as of December 31, 1997: Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]    NO  [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $15,572,990.
The aggregate market value of the voting stock held by non-affiliates computed by reference to the average closing bid and ask prices of such stock on March 27, 1998, was approximately $7,864,000.

The number of shares outstanding of the issuer's common stock, no par value, as of March 30, 1998, was 3,700,912.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

                             PRINCETON MEDIA GROUP, INC.
                                   FORM 10-KSB
                      For the Year Ended December 31, 1997

                                      INDEX


                   HEADING                                              PAGE


PART I
Item 1.           Description of Business                               4
Item 2.           Description of Properties                             7
Item 3.           Legal Proceedings                                     8
Item 4.           Submission of Matters to a Vote of Security Holders   8

PART II
Item 5.           Market for Common Equity and Related
                        Stockholder Matters                             8
Item 6.           Management's  Discussion  and  Analysis               9
Item 7.           Financial Statements                                  12
Item 8.           Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure          12

PART III
Item 9.           Directors, Executive Officers, Promoters and
                     Control Persons; Compliance with Section 16(a)     13
Item 10.          Executive Compensation                                15
Item 11.          Security Ownership of Certain Beneficial Owners
                        and Management                                  16
Item 12.          Certain Relationships and Related Transactions        16
Item 13.          Exhibits and Reports on Form 8-K                      17

SIGNATURES                                                              17

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY OF PRIOR BUSINESSES

Princeton Media Group, Inc. (which on October 29, 1996, changed its name from DeNovo Corporation and herein is referred to as "PMG" or the "Company") was incorporated under the laws of the Province of Ontario, Canada in September 1986. Through 1994, the principal focus of the Company's activities was the development of industrial waste heat recovery systems and wastepaper recycling projects. In July, 1994, a subsidiary of DeNovo merged with Ampac International Inc. ("Ampac"), the parent company of TeleConcepts International Inc. ("TeleConcepts" or "TCI"). During 1994, the Company divested itself of all industrial waste heat recovery and wastepaper recycling projects to concentrate on the development of TeleConcepts.

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

CHANGE TO PUBLISHING, PRINTING, AND MEDIA INDUSTRY - 1996

In 1996 PMG changed its focus to the publishing, printing, and related media industry by acquiring substantially all of the assets and operations of a publishing and printing business for $7 million and substantially all of the assets and operations of a second publishing business also for $7 million. Each of the acquisitions was accomplished through formation of a wholly-owned subsidiary corporation which purchased assets of ongoing publishing businesses.

PMG, through its wholly-owned subsidiaries, Princeton Publishing, Inc. and Firestone Publishing, Inc. publishes approximately 25 well-established lifestyle and special interest magazines which are distributed throughout the United States and internationally. The magazines include "Oui," "Fitness Plus," "Karate International," and "Lady's Circle Patchwork Quilts." Each magazine targets a niche market consisting of readers with an active interest in a particular lifestyle or activity. This type of reader traditionally remains loyal to particular magazine titles for several years. The magazines' combined readership is approximately 2.4 million per month.

PMG, through Kingston Press, Inc., a wholly-owned subsidiary of Princeton Publishing, Inc., leases and operates a 70,000 square foot printing facility located in Sussex, Wisconsin, just outside of Milwaukee. The plant prints all of PMG's own magazines and also performs printing services for unrelated third parties. During 1996, the Company began an equipment upgrade process designed to increase plant utilization from 50% to nearly 100% printing capacity. In 1997 PMG completed the transition of moving all the Firestone titles, which were previously printed by an outside company, to in-house printing at an annual savings of approximately $535,000. The Company began to realize the benefit of this transition in the fourth quarter of 1997. The plant currently prints 9.4 million magazines, 13.8 million catalogues, and 44.8 million brochures per year.

Princeton Publishing's editorial offices are located in New York City, and Firestone Publishing's editorial staff operates out of Miami Lakes, Florida. PMG's executive offices are located in Palm Beach, Florida.
Princeton Trademarks, Inc., another subsidiary of Princeton Publishing, Inc., owns or licenses all trademarks relating to the magazines. Some of the trademarks are registered with the United States Patent and Trademark Office, and applications have been filed to register the remainder. The trademarks have been in continuous use for periods ranging from three to over 20 years.

The Company's magazines are distributed in the United States, Canada and internationally by major magazine distributors pursuant to distribution agreements.

CURRENT PLANS

During 1998, management of the Company intends to pursue a plan of improvements and new opportunities, including achieving operational efficiencies through synergies of editorial and production staffs, introducing Internet web sites for several magazine titles, increasing the operating capacity of the printing facility to accommodate new PMG titles as well as outside assignments, and pursuing several complementary media acquisitions. If some or all of these goals are achieved, management anticipates that the Company will experience significant growth in total assets and proportionate net revenue.

SETTLEMENT OF CONVERTIBLE DEBT AND EQUITY SECURITIES

As detailed in Note 10 of the financial statements, in March 1997, the Company finalized the settlement with holders of convertible securities issued to fund the initial acquisitions of publishing operations in 1996. All of the debt and equity securities, consisting of convertible debentures with a face value of $1,925,000 and Series D and E preferred stock with original face values of $1.2 and $1.8 million, respectively, were retired in the second quarter upon transfer of 1.1 million shares into an escrow account for purposes of the settlement. At the end of the third quarter the settlement was finalized, and substantially all cash and shares of common stock have been distributed. Although substantially all distributions were made prior to the end of the third quarter, about 100,000 shares were distributed in early 1998.

Management believes that the final settlement of the conversion of the securities into common stock has brought significant benefit to the Company through improvement of the debt to equity ratio and through elimination of the uncertainty of potential dilution related to the conversion that existed before the settlement.

MANAGEMENT ENHANCEMENT

Since inception of publishing operations, the Board of Directors has sought to identify and recruit management personnel with employment backgrounds in larger publishing companies to establish a management team consistent with the company's expansion goals.

In September, 1997, the Company hired Hugo Barreca as the new Chief Financial Officer. Mr. Barreca is responsible for the company's overall financial planning and management. He also directs the company-wide consolidation of current operations and implements the company's expansion program through continued acquisitions of related business operations in publishing, advertising, websites, and other related media.

CURRENT EVENTS AND STRATEGIC PLANNING

The Company intends to continue the operations of the businesses acquired during 1996 and to expand these operations into new areas of distribution, including the establishment of Internet web sites for several of its well-known magazine titles. The expansion of distribution channels for the Company's brand-name magazine titles, combined with the Company's continuing program of cost reduction through consolidation of its operations, is anticipated to substantially increase the net revenues from the Company's operations.

Management of the Company believes that, with the exception of advertising revenue as detailed below, the results of operations for 1996 and 1997 were consistent with the expectations established during the due diligence investigation completed prior to the purchases of the two businesses. Management further anticipates that the implementation of its business plan during 1998, which includes, among other things, production efficiencies, cost-saving measures, new market exploration, increasing production capacity in the printing plant, and acquisition of additional businesses, will realize a substantial growth in assets as well as increases in revenues and profits.

Consolidation of Editorial Production

In March, 1998, the Company announced that in April, 1998, the entire editorial staff and editorial production of the Company's magazines will begin operating out of its Miami location. The consolidation of editorial staff, which should be completed by the end of May, will eliminate duplicate functions and related overhead, with additional savings expected from the centralization of editorial staff, equipment, and production materials in a single facility. The consolidation of editorial operations is expected to result in savings of approximately $500,000 over a twelve-month period. Certain key officers and employees will remain in the New York offices and will continue to manage the marketing and expansion of the Company's trademarks and intellectual property in new media applications, as well as the development of acquisitions for the Company's corporate growth program.

Printing Plant

In February, 1998, the Company announced several agreements which had been completed for printing during 1998 that would increase the production volume in the Company's printing plant to 100% capacity. The Company completed the contracts and agreements with five different third party publishers who own and distribute reader response materials as well as lifestyle and niche market periodicals, including "Hockey," "Italian Food & Wine," and "Girlfriends." The printing agreements represent an annual total of over 15 million monthly and bi-monthly magazine units together with approximately 600 million reader-response units. Anticipated additional net revenues to the company are expected to be approximately $1.5 million per year.

Advertising

During third quarter of 1997, the Company executed an agreement with a major advertiser that should result in an increase in the Company's advertising revenues by $1 million during the eighteen months which began September 15, 1997. Due to the delay between order date and on-sale-date of advertising, the Company realized a partial benefit of the contract in the fourth quarter of 1997 and expects to commence full realization of this benefit in the first quarter of 1998. Additionally, the Company is pursuing other long-term advertising contracts with other advertisers and anticipates the introduction of several new accounts in early 1998.

Internet Websites

The Company has established Internet websites related to several of the Company's existing publications. The Company is evaluating the expansion of the existing web sites, and the introduction of new sites which would utilize the text, graphics, advertisers, products and services of most of its approximately 25 publications, which together represent one of the largest individually-owned groups of well-known, name brand leisure and special interest titles. Revenues obtained from the web sites are derived from monthly memberships, subscriptions, advertising pages, and mail order products. The Company intends to proceed diligently with Internet development to ensure that websites produce a near-term financial benefit to the Company.

Acquisitions

The Company has been and is currently in active negotiations for the acquisition of several different businesses, including a group of magazine titles and various media businesses which would complement the Company's current operations.

In conjunction with the acquisition process, Princeton Media Group, Inc., has executed an agreement with an investment banking firm which has expressed a commitment to the Company to arrange up to $40 million in financing for such acquisitions, including the financial restructuring of the Company. On behalf of other unrelated clients, the California-based investment banking firm has participated in capital transactions of more than $3 billion over the past seven years. The firm is presently advising the Company regarding due diligence matters, valuation, and negotiation of purchase agreements. It is expected that financing will be accomplished principally through an offering of corporate debt.

Offices and Employees

As of December 31, 1997, the Company had approximately 100 full-time employees, of which there were approximately 25 and 15 in the editorial offices in New York City and Miami respectively, approximately 55 in the printing plant in Milwaukee, and 5 in the administrative offices in Palm Beach. As noted above, in 1998 editorial production will be moved to the Miami office, reducing the New York office personnel to several key officers and employees with a corresponding increase in the staff located in Miami.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company's executive offices are located at 214 Brazilian Avenue, Suite 300 Palm Beach, Florida 33480. This office space is approximately 800 square feet shared with another company related by common directorship. The Company's other leased facilities consist of editorial offices in New York City and Miami, Florida, and a printing plant in Milwaukee, Wisconsin. The printing plant lease expires August 31, 1999. The plant lease requires monthly base payments of $20,400 with annual adjustments tied to the CPI. During 1996 the New York City offices were rented on a month to month basis. In 1997 the Company executed a lease extending from February 1, 1997 through January 13, 2001 on new office space of approximately 5,000 square feet; this new lease requires annual rent beginning at $65,000 escalating over five years up to $76,040 in the final year. The New York office is located in the heart of the revitalized Flatiron District and the Company anticipates subletting excess space in light of its reduced staff. As of December 31, 1997, the Miami lease required monthly payments of $5,285 through August 31, 2000, on office space of approximately 5,000 square feet. Additional leasing expense in the Miami office will be $1,317 per month beginning April 1, 1998 for an additional 960 square feet to accommodate the additional staff.

All leased facilities are on well-traveled streets in commercial areas and are in good condition. No significant improvements are planned for any of the leased facilities. The Company maintains insurance required by each lease and considers the amounts adequate. The Company purchased printing equipment throughout 1997 which has increased the production capacity of the printing plant. The Company has an option to purchase the land and building where the plant is located for $1.8 million as adjusted for the consumer price index increase since May, 1989.

Total rental expense for all facilities detailed above was $494,861 and $280,270 in 1997 and 1996 respectively.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings other than routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common shares trade on the Nasdaq SmallCap Market under the symbol "PMGIF."

The following table sets forth, for the periods indicated, the reported high and low bid and asked price quotations for the Common Stock for the periods indicated as reported by the Nasdaq SmallCap Market. Such quotations reflect inter-dealer prices, but do not include retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

                                      Common Stock

                                                          Sale
Period of Quotation                                  High         Low

1997

Fourth quarter                                     $ 3.62       $ 1.62
Third quarter                                        4.56         2.62
Second quarter                                       6.44         2.93
First quarter                                        6.06         2.00

1996

Fourth quarter                                     $ 6.88       $ 1.44
Third quarter                                       10.62         5.00
Second quarter                                      27.50         8.75
First quarter                                       22.50         8.75

Quotes in 1996 have been restated to adjust for the October 29, 1996 one-for-twenty reverse split.

As of December 31, 1997, there were 3,361,623 shares of common stock outstanding. As of the same date, there were 559 holders of record and approximately 750 beneficial holders of the common stock. As of March 30, 1998 there were 581 holders of record.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-KSB regarding the Company's future prospects or profitability constitute forward-looking statements and as such, must be considered with caution and with the understanding that various factors could cause actual results to differ materially from those in such forward-looking statements. Such factors include but are not limited to changes in revenues from distribution, advertising and subscriptions, changes in costs of materials and operations, and failure of pending or anticipated acquisitions to be consummated.

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

USE OF EBITDA

The following comparative discussion of the results of operations and financial condition of Princeton Media Group, Inc. includes, among other factors, an analysis of changes in the Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in order to help determine the operating performance of the individual business units and of the company as a whole. EBITDA also removes the effects of the significant amounts of amortization of intangible assets and debt incurred in the two acquisitions completed during 1996 which now total in excess of $18 million in assets.

In 1996 and 1997 the Company issued stock, options, and warrants in exchange for the services of business consultants and investor relations professionals to assist in informing the investing public of the establishment of the new publishing operations as well as to assist in the settlement of convertible securities issued to finance the acquisitions. The Company considers these issuances of stock, which are non-cash payments for services unrelated to evaluation of normal operations, to be charges to earnings after EBITDA. Additionally, in 1996 the Company recognized a loss of $39,471 related to the disposition of a wholly-owned subsidiary. This non-cash transaction unrelated to normal operations has also been added to net loss after EBITDA in discussions herein.

Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the business of Princeton Media Group and, when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow, and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company discontinued operations of its prior business as of December 31, 1995. Operations for the Company's new business of publishing and printing began in the second quarter of 1996.

In comparing the year ended December 31, 1997 to the year ended December 31, 1996, it should be noted that the first of the two major publishing businesses acquired in 1996 was purchased in March, 1996, and the second was purchased in September, 1996, whereas both businesses have had operations for the entire year of 1997. Increases in revenues, cost of goods sold, and operating expenses are primarily due to the partial periods of operations during 1996 compared to operations during the entire year of 1997, described as follows.

The first acquisition of a publishing and printing business (through Princeton Publishing, Inc., a wholly-owned subsidiary) was on March 29, 1996. Results of operations for the year ended December 31, 1997, included only three quarters in 1996 whereas there was a full year of operations in the year ended December 31, 1997. The second publishing business (through Firestone Publishing, Inc., a wholly-owned subsidiary) was acquired on September 6, 1996. Results of operations for the year ended December 31, 1996, included less than four months in the 1996 amounts whereas there was a full year of operations in the year ended December 31, 1997.

RESULTS OF OPERATIONS

During the year ended December 31, 1996, the Company completed a fundamental change in its course of business through the purchase of two established businesses in the publishing and printing industry and now focuses entirely on publishing, printing and related media. In 1997 the Company concentrated on establishing a base for expansion in the media industry by stabilizing its equity structure through the settlement of the convertible securities used to fund the purchases and by implementing a management consolidation plan including bringing all printing of its own publications in-house to the Company's printing plant and establishing a plan for centrally locating the editorial production group. The two publishing groups which had operating histories of twenty-two years and twenty-five years, respectively, and included one title continually published for forty years and another for twenty-five years, are expected to work with greater efficiency as a single, larger editorial group.

The year ended December 31, 1997, compared to the year ended December 31, 1996:

Revenues for the year ended December 31, 1997 amounted to $15,572,990 compared to $8,542,695 for the year ended December 31, 1996, reflecting an increase of $7,030,295. Revenues are almost entirely derived from magazine sales, subscriptions, advertising, and outside printing. The increase in revenues reflected for the year ended December 31, 1997 is a result of the Company's acquisition of magazine publishing assets in March through September of 1996 and the Company's continuing use of those assets in the same business.

Costs and expenses of revenues for the year ended December 31, 1997 were $17,061,813 compared to $8,578,541 for the year ended December 31, 1996, resulting in an increase of $8,483,272. In 1996 and 1997 the Company incurred large costs for investor relations consultants to inform the investing public and the general public that the Company had completed the acquisitions and had established publishing and printing operations. Total expenses for investor relations were $1,031,445 and $812,398 in 1997 and 1996 respectively. Of these amounts $894,522 and $685,033 for 1997 and 1996 respectively were noncash expense through the issuance of stock, options, and warrants.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 1997, $968,826 in interest expense was charged to operations, compared to $654,431 for the year ended December 31, 1996, reflecting an increase of $314,395. Interest expense is primarily related to two promissory notes delivered by Princeton and Firestone in connection with the purchases of the magazine publishing assets in March and September of 1996. According to the terms of the Firestone note, accrued interest from September 6, 1996, through September 6, 1997, in the amount of $414,466 was added to principal on September 6, 1997. Of the total interest expense of $968,826 in 1997, $673,812 was paid.

For the year ended December 31, 1997, EBITDA, as defined above, was $106,238. For the year ended December 31, 1996, the Company reported an EBITDA of $1,035,503. The Company attributes the changes in EBITDA to a number of factors. Previous declines in revenue from advertising, due primarily to financial difficulties experienced by existing advertisers, is being remedied by new advertising contracts, now in place and being negotiated, to replace previous advertisers. Declines in circulation are affecting many newsstand-based titles as consolidation in the traditional newsstand wholesaler distribution network occurs on a large scale.

The Company believes that its best current strategy is to continue to improve its products so as to increase its market share, so that when the newsstand distribution network regains vitality, the Company will be in a strong position to benefit from the increased sales in the industry. In keeping with that strategy, expenses have increased as the Company has invested in a superstructure that will accommodate a more modern company of larger size. Examples of these expenditures include the inauguration of an employee benefits package which provides basic health and dental coverage, research costs associated with due diligence analysis of potential acquisition targets, investments in new computer equipment for editorial production, reorganized management with certain higher wage opportunities in order to attract superior professional staff, and consulting arrangements associated with investor relations and potential acquisitions. The Board of Directors expects these investments to generate positive results as the Company streamlines its operations in 1998.

Net loss for the year ended December 31, 1997 was $2,570,032 which represents a decrease of $1,312,666 from the net loss of $3,882,698 for the year ended December 31, 1996. These losses also include nonrecurring consulting fees as detailed above. The decrease in loss from operations is attributable to the operations and revenue of the Company's subsidiaries, Princeton and Firestone.

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

Interest on the $4 million promissory note executed upon acquisition of the publishing assets acquired on September 6, 1996 was accrued for one year and on September 6, 1997, accrued interest was added to principal in the amount of $414,166. Monthly payments of approximately $113,000 of principal and interest are due on a straight-line amortization schedule over forty-eight months with the first payment paid on October 6, 1997. The Company anticipates that cash flows from operations will be sufficient to pay all debt service obligations of the two subsidiaries throughout the life of the loans.

Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

Cash decreased $13,605 to $616,558 at December 31, 1997 from $630,163 at December 31, 1996. Net cash used for operating activities was $748,037 during the year ended December 31, 1997, compared to cash used by operating activities of $781,492 during the year ended December 31, 1996. The decrease of $33,455 is primarily attributable to establishment of continuing operations in connection with the change in business of the Company in 1996 from telecommunications equipment sales to magazine publishing and printing with only a partial year of new operations in 1996.

During the year ended December 31, 1997, net cash used in investing activities was $190,395 compared with $5,179,229 used in investing activities during the year ended December 31, 1996. The decrease of $4,988,834 is due to purchase of trademarks, copyrights and equipment for the Company's publishing operations in 1996, whereas in 1997 the Company had normalized capital expenditures for computer and printing equipment.

During the year ended December 31, 1997, net cash provided by financing activities was $924,827, representing a decrease of $5,652,198 from net cash provided by financing activities of $6,577,025 during the year ended December 31, 1996. The decrease is a result primarily of the 1996 net proceeds from the sales of the Company's securities in order to fund the Princeton and Firestone subsidiaries and the purchases of the publishing, printing, and media assets, whereas in 1997 the Company did not have extraordinary financing needs. Additionally, in 1997 the Company received proceeds from sale of common stock of $2,454,996 which, combined with distributions of common stock, was paid in settlement of the convertible securities consisting of convertible debentures and preferred stock. The convertible securities were issued in 1996 to fund acquisitions of current assets and operations of the Company and final settlement of the conversion occurred in September, 1997.

The Company intends to continue the operations of the businesses acquired during 1996 and to expand these operations into new areas of distribution, including foreign magazine versions and the establishment of Internet web sites for several of its well-known magazine titles. Broader marketing and sales of brand-name magazine content is anticipated to increase substantially the revenues from the Company's operations, compared with the results realized during 1996 and 1997. Management of the Company believes that the results of 1996 and 1997 operations were consistent with the expectations established during the due diligence investigation completed prior to the purchases of the two businesses. Management anticipates that the further implementation of its business plan during 1998, which includes, among other things, production efficiencies, cost-saving measures, new market exploration, expansion of the printing plant, and acquisition of additional businesses, will realize a substantial growth in assets as well as increases in revenues and profits.

RECENT ACCOUNTING PRONOUNCEMENTS

See Summary of Significant Accounting Policies to the Company's Consolidated Financial Statements for information relating to recent accounting pronouncements.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are included in this Annual Report following
Item 13:

      INDEX TO FINANCIAL STATEMENTS

      Report of Independent Accountants

      Consolidated Balance Sheets December 31, 1997 and 1996

      Consolidated Statements of Operations and Accumulated Deficit For the Years Ended December 31, 1997 and 1996

      Consolidated Statements of Cash Flows
      For the Years Ended December 31, 1997 and 1996

      Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 31, 1997, Coopers & Lybrand, LLP, ("C&L"), the independent auditors of the Registrant, notified the Registrant that C&L declined to stand for re-election.

The accountants' report of C&L on the financial statements of the Registrant for the years ended December 31, 1996 and December 31, 1995 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty (other than a going concern modification relating to the report for the year ended December 31, 1995), audit scope, or accounting principles.

C&L's decision not to stand for re-election was not approved or recommended by the Registrant's Board of Directors, audit committee or similar committee of the Board of Directors.

During the two years ended December 31, 1996 and the subsequent period through October 31, 1997, (a) there were no disagreements with C&L on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to C&L's satisfaction would have caused C&L to make reference in connection with its report to the subject matter of the disagreement, and (b) C&L had not advised the Registrant of any reportable events as defined in paragraphs (1) through (3)of Regulation S-B Item 304(a)(1)(iv)(B).

Engagement of New Accountants

On November 7, 1997, the Registrant engaged the firm of Holyfield Associates, P.A. ("Holyfield") as its new independent accountants. Holyfield was not consulted regarding the application of accounting principles to a specific completed or contemplated transaction; or the type of audit opinion to be rendered with regard to the Registrant's financial statements; or any disagreements or reportable events as such terms are used in Regulation S-B,
Item 304(a)(2).

The change in accountants from C&L to Holyfield was the subject of a report on Form 8 - K dated October 31, 1997.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information concerning the directors, executive officers and significant employees as of March 20, 1998:

                     Year First   Position
                     Elected      With
Name           Age   Director     Company

PRINCETON MEDIA GROUP, INC.

J. McNamara    49    1996         Chairman, Director, Chief Executive Officer,
                                    Acting President, and Secretary
J. Leshinsky   44    1996         Director
R. Kendall     49    N/A          Senior Vice President - Finance, Treasurer,
                                    and Assistant Secretary
H. Barreca     46    N/A          Chief Financial Officer

WHOLLY-OWNED SUBSIDIARIES OF PRINCETON MEDIA GROUP, INC.

H. McQueeney   59    N/A          President - Princeton Publishing, Inc.
W. Weidenbaum  61    N/A          President - Firestone Publishing, Inc.

Set forth is a biographical description of each director, executive officer and significant employee of the Company and its wholly-owned subsidiaries:

James J. McNamara, Chairman of the Board, identified and secured the acquisition of all publishing and printing assets purchased by Princeton Media Group, Inc. He has been since June, 1993 the President and CEO of Celebrity Entertainment, Inc., a company engaged in the development and management of destination resorts and other related business interests. From 1991 through 1993 Mr. McNamara was the President and CEO of Production Services International, Inc., a television and motion picture development company which became a subsidiary of Celebrity in 1993. For over twenty-five years Mr. McNamara has developed and produced motion pictures and television series. His film industry experience included maintaining a corporate residence at Twentieth Century-Fox for five years.
He produced the major motion picture "Flipper" in 1995 for Universal Studios. Previously Mr.McNamara owned and operated a chain of music stores and an international concert promotion and talent representation company. He also serves as a consultant to the chairman of Alliance Entertainment, Inc.

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

Hugo Barreca, Esq., joined the Company as Chief Financial Officer in September 1997. His twenty years of experience in the publishing industry includes senior positions with Time Inc., the New York Times Magazine Group, and Gruner + Jahr USA Publishing. His responsibilities have included strategic business planning, financial planning and management, contract negotiations and purchasing, and computer systems development including inventory database systems, financial management systems, logistic models and telecommunications systems. Mr. Barreca received an M.B.A. from New York University and a J. D. from Fordham School of Law.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During 1997, the following directors, officers or beneficial owners of more than ten percent of any class of the Company's equity securities registered pursuant to section 12 failed to file on a timely basis reports required by section 16(a) of the Exchange Act:



                      No. of         No. of Transactions       Failure to File
Name                  Late Reports   Not Reported Timely       Required Form

UFH Endowment, Ltd.         0                 0                    1 (Form 3)
Russel Leventhal            1                 0                    0
James J. McNamara           1                 1                    0
Hugo Barreca                1                 1                    0
Joel Leshinsky              1                 1                    0



ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth all compensation awarded to, earned by or paid to the executive officers indicated during the years ended December 31, 1997 and 1996. None of such persons served the Company in any capacity during 1995.

                          SUMMARY COMPENSATION TABLE

                                                                            Long Term Compensation
                        Annual Compensation                                Awards            Payouts

  (a)                 (b)    (c)          (d)         (e)              (f)       (g)           (h)         (i)
                                                                                Securities
                                                                                Under-
                                                    Other          Restricted   Lying                    All Other
 Name and                                           Annual           Stock      Options/      LTIP       Compen-
 Principal           Year   Salary       Bonus     Compensation      Awards      SARs      Payouts       sation
 Position                   ($)           ($)           ($)           ($)         (#)          ($)           ($)

James McNamara       1997   $150,000        -           -              -       1,200,000       -           -
Chairman of Board    1996   -               -           -              -          -            -           -

Hugo Barreca         1997   $ 43,750(1)     -           -              -          -            -           -
Chief Financial      1996   -               -           -              -          -            -           -
Officer of PMG

Walter Weidenbaum    1997   $140,000        -           -              -          -            -           -
President of         1996   $105,000(2)     -           -              -          -            -           -
Firestone Publish-
ing, Inc.

Henry M. McQueeney   1997   $100,000       $6,000       -              -          -            -           -
President of         1996   $ 75,000(3)     -           -              -          -            -           -
Princeton Publish-
ing, Inc.



(1) Based on an annual salary of $150,000; term commenced 9/97.
(2) Based on an annual salary of $140,000; term commenced 4/96.
(3) Based on an annual salary of $100,000; term commenced 4/96.



                           Option/SAR Grants in Last Fiscal Year

                                    Individual Grants
  (a)              (b)          (c)             (d)             (e)
               Number of      % of Total
               Securities     Options/SARs
               Underlying     Granted to
               Options/SARs   Employees in     Exercise or Base    Expiration
 Name          Granted (#)    Fiscal Year      Price ($/Sh)        Date

James McNamara   1,200,000(1)      100%           $3.00/Share(2)      1/15/08

Hugo Barreca         -              -                  -               -

Walter
Weidenbaum           -              -                  -               -

Henry
McQueeney            -              -                  -               -


(1) Options were granted pursuant to Employment Agreement with Mr. McNamara. Options vest and become exercisable in ten equal increments over 10 years, commencing January 16, 1998, subject to acceleration under certain conditions. The first accelerating condition, namely, that the Company's adjusted net income for four consecutive quarterly periods equal or exceed $1,000,000, or the Company's net revenues for four consecutive quarterly periods exceed $10,000,000, was met on March 31, 1997, thus accelerating the vesting and exercisability of 400,000 of the options. The remaining 800,000 are subject to accelerated vesting, to the extent not already vested, if and when the Company's adjusted net income exceeds $2,000,000 for four consecutive quarters, or the Company's net revenues for four consecutive quarterly periods exceeds $17,000,000. Vesting and exercisability are also subject to acceleration in the event of termination or non-renewal of employment by the Company without cause, or termination by the Employee in certain events including breach by the Company of the Employment Agreement and change in control of the Company.
(2) Exercise price was reduced to $2.00 per share in January, 1998 per vote of the Board of Directors.

      Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values
 (a)               (b)          (c)            (d)                      (e)
Name              Shares                  Number of Securities        Value of
                  Acquired On   Value     Underlying Unexercised      in the
                  exercise (#)  Realized  Options/SAR's at FY-        Money Options/SAR's
                                          End (#)                     at FY-End ($)
                                          Exercisable/Unexercisable   Exercisable/Unexercisable

James
McNamara             0            0         400,000/800,000                   0/0

Hugo Barreca         -            -                  -                         -

Walter
Weidenbaum           -            -                  -                         -

Henry
McQueeney            -            -                  -                         -





PRINCETON MEDIA GROUP, INC.

James J. McNamara, Chairman of the Board, is acting as President and CEO of PMG until a president is elected. Mr. McNamara has an employment contract as detailed in Form 10-Q, March 31, 1996 incorporated herein by reference providing an annual salary of $150,000 and reimbursement of certain corporate expenses. The contract provides for certain stock options, none of which have been exercised.

Princeton Media Group, Inc. is a party to an employment contract with Hugo Barreca, its Chief Financial Officer, providing for a one-year term which commenced September 15, 1997. Mr. Barreca's annual salary pursuant to the contract is $150,000.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of the date hereof, certain information with respect to the beneficial ownership of outstanding shares of the Company's common stock by: (i) each person known by the Company to be the beneficial owner of five percent or more of its outstanding common stock, (ii) each director and named executive officer of the Company individually and (iii) all executive officers and directors of the Company as a group.

Name and
Address of                                       Amount and          Percent
Beneficial                        Title of       Nature of              Of
Holder                             Class         Ownership             Class


James J. McNamara               Common Stock      400,000(1)            9.9%
214 Brazilian Ave.
Suite 300
Palm Beach FL 33480

Hugo Barreca                    Common Stock        5,000(2)        Less than 1%
12 West 27th St.
14th Fl.
New York NY 10001

Walter Weidenbaum               Common Stock        1,390(2)        Less than 1%
14411 Commerce Way
Suite 420
Miami Lakes, FL 33016

Henry M. McQueeney              Common Stock        2,900(3)        Less than 1%
12 West 27th St.
14th Fl.
New York NY 10001

Joel Leshinsky                  Common Stock       22,000(1)        Less than 1%
3409 Heather Terrace
Lauder Hill, FL 33319

All Officers and                Common Stock      439,290(4)            10.1%
Directors as a Group
(5 persons)

Allstate Communications, Inc.   Common Stock       25,000(2)        Less than 1%
9000 Sunset Blvd.
Suite 606
Los Angeles, CA 90069

Allstate Communications, Inc.   Common Stock       31,000(2)             1%
Profit Sharing Plan
9000 Sunset Blvd.
Suite 606
Los Angeles, CA 90069

Russel Leventhal                Common Stock      256,500(5)            7.0%
Profit Sharing Plan
9000 Sunset Blvd.
Suite 606
Los Angeles, CA 90069


(1) Beneficially owned pursuant to currently exercisable stock options.
(2) Directly owned.
(3) Includes 2,650 shares directly owned and 250 shares beneficially owned, the holder of record of which is an Individual Retirement Account f/b/o
Mr. McQueeney's spouse.
(4) Includes 9,290 shares directly owned and 430,000 shares beneficially owned pursuant to currently exercisable stock options.
(5) Includes 200,500 shares directly owned; 25,000 shares beneficially owned, of which the direct owner is Allstate Communications, Inc. (these shares also listed above); and 31,000 shares beneficially owned, of which the direct owner is Allstate Communications, Inc. Profit Sharing Plan (these shares also listed above).


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1997, the Company had a note receivable due from a company related by common directorship in the amount of $284,017 due upon demand with interest accruing at prime beginning January 1, 1998 (prime was 8.5% as of December 31, 1997).

In 1996, the Company had a short-term note with the same company due upon demand with interest accruing at prime (8.25% as of December 31, 1996). The note balance and related accrued interest was $6,975 and $83, respectively, as of December 31, 1996. The note was paid off in 1997. Interest expense on the note was $9,059 during 1996.

In 1996 the related company purchased $1.4 million in Preferred Series E shares. All of these shares were redeemed during 1997. Cumulative dividends paid on these shares in conjunction with a conversion settlement amounted to $490,000 for the year ended December 31, 1997.

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

10.27 Severance Agreement with David Critchfield dated December 17, 1996, filed as Exhibit 10.27 to the Company's Form 10-KSB/A for fiscal year ended December 31, 1997, File No. 0-16355, filed with the Securities and Exchange Commission on July 31, 1997; incorporated herein by reference.

10.28 Employment Agreement between the Company and James J. McNamara dated January 1, 1997; filed as Exhibit 10.1 to the Company's Form 10-QSB for the quarterly period ended March 31, 1997, File No. 0-16355, filed with the Securities and Exchange Commission on May 20, 1997; incorporated herein by reference.

10.29 Common Stock Purchase Option granted by the Company to James J. McNamara dated January 16, 1997; filed as Exhibit 10.2 to the Company's Form 10-QSB for the quarterly period ended March 31, 1997, File No. 0-16355, filed with the Securities and Exchange Commission on May 20, 1997; incorporated herein by reference.

10.30 Service Agreement with Clark Distribution Systems, Inc. dated May 23, 1997; filed as Exhibit 10.1 to the Company's Form 10-QSB for the quarterly period ended June 30, 1997, File No. 0-16355, filed with the Securities and Exchange Commission on August 15, 1997; incorporated herein by reference.

10.31  Properties Purchase Agreement with Paradise Magazine, Inc. dated
     March 17, 1997; filed as Exhibit 10.2 to the Company's Form 10-QSB for the quarterly period ended June 30, 1997, File No. 0-16355, filed with the Securities and Exchange Commission on August 15, 1997; incorporated herein by reference.

10.32  Letter Agreement with Kable Distribution Services dated April 10,
     1997; filed as Exhibit 10.3 to the Company's Form 10-QSB for the quarterly period ended June 30, 1997, File No. 0-16355, filed with the Securities and Exchange Commission on August 15, 1997; incorporated herein by reference.

10.33 Lease with 12 West 27th Street Associates dated January 23, 1997; filed as Exhibit 10.4 to the Company's Form 10-QSB for the quarterly period ended June 30, 1997, File No. 0-16355, filed with the Securities and Exchange Commission on August 15, 1997; incorporated herein by reference.

10.34  Guaranty in favor of 12 West 27th Street Associates dated January
     23, 1997; filed as Exhibit 10.5 to the Company's Form 10-QSB for the quarterly period ended June 30, 1997, File No. 0-16355, filed with the Securities and Exchange Commission on August 15, 1997; incorporated herein by reference.

10.35  Employment Agreement with Hugo Barreca dated September 15, 1997; filed as
     Exhibit 10.1 to the Company's Form 10-QSB for the quarterly period ended September 30, 1997, File No. 0-16355, filed with the Securities and Exchange Commission on November 14, 1997; incorporated herein by reference.

10.36 Distribution Agreement with Curtis Circulation Company dated April 22,
     1983.

10.37 Amendment to Distribution Agreement with Curtis Circulation Company dated March 6, 1989.

10.38 Amendment to Distribution Agreement with Curtis Circulation Company dated February 3, 1994.

10.39 Lease Agreement with Dolphin Lakes Partnership [now with Nationalwide Finance Corporation, as successor] dated July 20, 1995.

10.40 Addendum to Lease with Nationalwide Finance Corporation dated February 10, 1998.

      (b) The following report on Form 8-K was filed during the quarter ended December 31, 1997 by the Company:

Date            Date
of Report       Filed        Items Reported           Financial Statements Filed
10/31/97      11/7/97    Accountant's Decision Not          None
                         to Stand for Re-Election;
                         Engagement of New Accountants
                         (Item 4)




                     SIGNATURES

      In accordance with Section 13 and 15 (d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 1998

                                             PRINCETON MEDIA GROUP, INC.

                                             /s/ James J. McNamara
                                             By: James J. McNamara,
                                             Chairman of the Board and
                                             Acting Chief Executive Officer

                                             /s/ Joel Leshinsky,
                                             By: Joel Leshinsky, Director

                                             /s/ Robert F. Kendall
                                             By: Robert F. Kendall, CPA
                                             Senior Vice President - Finance/
                                              Treasurer

                                             /s/ Hugo Barreca
                                             By: Hugo Barreca,
                                             Chief Financial Officer





REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Princeton Media Group, Inc.

We have audited the accompanying consolidated balance sheets of Princeton Media Group, Inc. and Subsidiaries (the "Company") as of December 31, 1997, and 1996 and the related consolidated statements of operations and accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Princeton Media Group, Inc. and Subsidiaries as of December 31, 1997, and 1996 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                            /s/ Holyfield Associates, P.A.
                                             Certified Public Accountants


West Palm Beach, Florida
March 27, 1998





                          PRINCETON MEDIA GROUP, INC.

                          Consolidated Balance Sheets

                          December 31, 1997 and 1996


                                                             1997           1996
                                        Assets
Current assets
Cash                                                 $       616,558    $    630,163
Accounts receivable, net                                   2,501,038       2,535,668
Marketable securities                                         17,080               -
Inventories                                                  535,984         656,025
Deferred income tax benefit                                        -         271,300
Prepaid expenses                                              35,014         145,911

   Total current assets                                    3,705,674       4,239,067

Property and equipment, net                                1,705,060       1,756,212

Deposits                                                      36,619          49,330
Due from related party                                       284,017               -
Deferred acquisition costs                                   578,644               -
Trademarks, copyrights and other intangibles, net         12,180,262      12,094,863

Total assets                                          $   18,490,276    $ 18,139,472

                            Liabilities and Shareholders' Equity

Current liabilities
Accounts payable                                      $    1,929,692    $    788,109
Accrued expenses                                             363,279       1,413,711
Current portion of long-term debt                          1,010,110         212,753
Borrowing under line of credit                               618,333               -
Due to related party                                               -           6,975
Deferred revenue                                             790,658         469,867
Accrued interest                                              60,331         193,562

   Total current liabilities                               4,772,403       3,084,977

Long-term debt, less current portion                       8,250,007       8,809,905
Convertible debentures payable                                     -       1,925,000
Deferred taxes                                                     -         166,900

Shareholders' equity:
Series A Preference Shares                                    28,923          28,923
Series C Preference Shares                                   739,696         739,696
Series D Preference Shares                                         -       1,005,000
Series E Preference Shares                                         -       1,549,484
Common Stock                                              19,671,389      12,197,802
Deficit                                                  (14,972,142)    (11,368,215)

    Total shareholders' equity                             5,467,866       4,152,690

Total liabilities and shareholders' equity               $18,490,276    $ 18,139,472


            See accompanying notes to consolidated financial statements.

                                    PRINCETON MEDIA GROUP, INC.

                   Consolidated Statements of Operations and Accumulated Deficit

                          For the Years Ended December 31, 1997 and 1996

                                                                                                 1997            1996

Revenues:
   Distribution, circulation, and other income                                          $  11,398,054      $ 5,423,890
   Advertising income                                                                       3,000,838        2,193,924
   Printing income                                                                          1,174,098          924,881

Net revenues                                                                               15,572,990        8,542,695

Costs and operating expenses:
   Cost of sales                                                                           10,999,454        4,965,804
   Selling and administrative                                                               6,062,359        3,612,737

       Loss from operations                                                               ( 1,488,823)      (   35,846)

Interest income (expense)
   Interest income                                                                             22,407                -
   Convertible debentures                                                                           -       (   74,715)
   Other long-term debt                                                                      (991,233)      (  579,716)
       Total interest income (expense)                                                       (968,826)      (  654,431)

Loss before income taxes                                                                   (2,457,649)      (  690,277)

Provision for income taxes                                                                    112,383       (  104,400)

Loss from continuing operations before writeoff of debt discount and issue costs           (2,570,032)      (  585,877)

Writeoff of debt discount and issue costs (Note 18)                                                 -       (3,257,350)

Loss from continuing operations                                                            (2,570,032)      (3,843,227)

Loss from discontinued operations                                                                   -       (   39,471)

Net loss                                                                                   (2,570,032)      (3,882,698)

Accumulated deficit - beginning of the year                                               (11,368,215)      (5,959,517)

Deemed dividend on convertible preferred stock (Note 18)                                   (1,033,895)      (1,526,000)

Accumulated deficit - end of the year                                                   $ (14,972,142)    $(11,368,215)





Basic and diluted loss per share:
   Continuing operations                                                                $     ( 1.67)     $    ( 10.09)
   Discontinued operations                                                              $          -      $    (   .07)

   Net loss per share                                                                   $     ( 1.67)     $    ( 10.16)



                     See accompanying notes to consolidated financial statements.


                          PRINCETON MEDIA GROUP, INC.

                     Consolidated Statements of Cash Flows

                 For the Years Ended December 31, 1997 and 1996

                                                        1997            1996
Cash flows from operating activities:
   Net loss                                        $(2,570,032)     $(3,882,698)
     Adjustments to reconcile net loss
     to net cash used in operating activities:
      Depreciation                                     310,182          203,489
      Amortization                                     372,030          182,827
      Interest on convertible debentures                     -           74,715
      Write-off of debt issue costs and debt
       discount on convertible debentures (Note 18)          -        3,257,350
      Bad debt expense allowance                             -           35,000
      Gain on discontinued operations                        -       (  440,110)
      Stock issued and options and warrants granted
       for consulting services                         912,848          685,033

         Net income (loss) after adjustments        (  974,972)         115,606

     Changes in assets and liabilities
      exclusive of assets and liabilities acquired:
      (Increase) decrease in:
         Accounts receivable                            34,630       (2,143,138)
         Marketable securities                        ( 17,080)               -
         Inventories                                   120,041       (  656,025)
         Due from related party                      ( 606,452)               -
         Deferred costs, acquisitions                ( 236,800)               -
         Income tax benefit                            271,300       (  271,300)
         Prepaid expenses                              110,897       (  145,911)
         Deposits                                       12,711       (   49,330)
      Increase (decrease) in:
         Accounts payable                            1,141,583          490,142
         Accrued expenses                           (  771,588)       1,073,727
         Due to related party                                -            6,975
         Deferred revenue                               20,791          469,867
         Accrued interest                              313,802          160,995
         Long-term deferred taxes                   (  166,900)         166,900

      Net cash used in operating activities          ( 748,037)      (  781,492)

Cash flows from investing activities:
   Capital expenditures                             (  190,395)      (  134,841)
   Cash paid for acquisition of trademarks,
    copyrights, equipment, and related
    receivables and payables                                 -       (5,044,388)

      Net cash used in investing activities         (  190,395)      (5,179,229)






Cash flows from financing activities:

   Proceeds from issuance of common stock            2,454,996                -
   Payments in settlement of convertible securities (2,454,996)               -
   Proceeds from exercise of stock options             584,565           75,000
   Proceeds from notes payable                       1,120,000                -
   Payments on notes payable                        (  779,738)               -
   Proceeds from issuance of preferred stock, net            -        2,740,000
   Proceeds from issuance of
      convertible debentures                                 -        3,762,025

      Net cash provided by financing activities        924,827        6,577,025

Net increase (decrease) in cash                      (  13,605)         616,304

Cash, beginning of period                              630,163           13,859

Cash, end of period                                $   616,558       $  630,163

Supplemental cash flow information:
   Interest paid                                   $   673,812       $  409,747
   Income taxes paid                               $     7,983                -

Noncash Investing and Financing Activities:
   Printing equipment acquired for note            $    77,000       $        -
   Trademark acquired for advertising credit
     of $300,000 and accrued expense of $100,000   $   400,000       $        -
   Accrued interest on note reclassed as principal $   414,466       $        -
   Equipment acquired for capital leases           $    24,064       $   27,263
   Fair value of common stock issued

    and options and warrants granted -
     Upon conversion of convertible debt           $ 4,723,474       $3,142,765
     For capital acquisitions                      $   341,844                -
     For franchise rights                          $    25,000                -
     On disposal of subsidiary                     $         -       $  330,975

In addition to the above, in 1997, the Company paid accrued severance expense with stock valued at $380,635.

In 1996, the Company (a) purchased equipment appraised and valued by the parties to the sale at $1,814,000 and trademarks and copyrights valued at $5,186,000 for $2,000,000 in cash and a long-term note of $5,000,000; (b) purchased trademarks and copyrights valued at $107,390 for $32,390 in cash and an installment loan payable of $75,000; and (c) purchased equipment valued at $75,000, accounts receivable of $429,170, accounts payable and accrued expenses of $439,676 and trademarks and copyrights of $6,935,506 for $3,000,000 in cash and a long-term note of $4,000,000.


             See accompanying notes to consolidated financial statements.

                           PRINCETON MEDIA GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Organization

Princeton Media Group, Inc. ("the Company") operates a publishing and printing business that owns, publishes, and prints approximately twenty-five periodicals that have national and international distribution. Through several subsidiaries the Company has editorial staff in New York City and Miami Lakes, Florida, and a printing plant in the Milwaukee, Wisconsin area. All printing and publishing operations were acquired in 1996 through two purchases of substantially all of the assets and operations of existing businesses.

The Company was incorporated in Ontario, Canada, in September, 1986, as DeNovo Corporation and operated several other businesses which were discontinued in 1995 and in prior years. In October 1996 the Company changed its name to Princeton Media Group, Inc. in order to reflect its new focus in the publishing, printing, and related media industries. The Company's common stock is publicly traded on the Nasdaq SmallCap market under the symbol "PMGIF."

Summary of Significant Accounting Policies

      (A)   Basis of Consolidation

The consolidated financial statements include the accounts of Princeton Media Group, Inc. ("PMG") and its wholly-owned subsidiaries, Princeton Publishing, Inc., Firestone Publishing, Inc., and Teleconcepts, Inc. (sold in 1996, Note 3). All significant intercompany transactions and balances have been eliminated.

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

      (E)   Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided at rates based on the estimated useful lives of the assets using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred; additions, replacements and major improvements are capitalized.

      (F)   Trademarks, Copyrights, and Other Intangibles

Trademarks and copyrights acquired are recorded at their estimated fair values as of the date of acquisition. Trademarks and copyrights are amortized using the straight-line method over a period of 35 years. Organization costs are amortized using the straight line method over 60 months and franchise rights are amortized using the straight-line method over 10 years.

The Company periodically evaluates whether there has been an impairment in the carrying values of intangibles. Any impairment is recognized when the sum of expected undiscounted cash flows derived from the acquired businesses is less than its carrying value. If such an impairment were to occur, the amount of the impairment would be recognized in operating results and would be based on the excess of the unamortized trademarks and copyrights over the fair value of the acquired business.

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

      (I)   Use of Estimates

Management of the Company has made estimates and assumptions in the preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles that affect the reported amounts of assets and liabilities and disclosures at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

      (J)   Net Loss Per Share

In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." This statement requires the presentation of basic and diluted earnings per share and replaced the presentation of primary and fully diluted earnings per share prescribed by APB Opinion 15. The Company has computed basic and diluted (loss) per share using the weighted average number of common shares outstanding, since common stock options and warrants, and the effect of assuming the conversion of the outstanding convertible securities were antidilutive in both years.




The following table sets forth the computation of basic and diluted loss per share:

                                                      1997              1996

Loss from continuing operations                $(2,570,032)      $(3,843,227)

Less: preferred stock dividends                 (1,077,897)       (1,645,354)

Loss to common stockholders                     (3,647,929)       (5,488,581)


Weighted average common shares outstanding       2,186,595           543,900

Basic and diluted (loss) per share from
                         continuing operations $(     1.67)      $(    10.09)

      (K)   Recent Accounting Pronouncements

In 1997, the FASB issued Statements No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information," which are effective for fiscal years beginning after December 15, 1997. These Statements will have no effect on the Company's financial position or results of operations.


      (L)   Concentrations of Credit Risk and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains significant cash deposits primarily in one financial institution. The Company performs periodic evaluations of the relative credit rating of this institution as part of its investment strategy. The Company has no significant concentration of credit risk as accounts receivable are due from a large number of customers. The Company currently distributes its periodicals primarily through three distributors. In addition, the Company continues to evaluate other distributor relationships.

2.    Acquisitions

On March 17, 1997, the Company purchased a magazine for $300,000 worth of advertising space at standard rates in the Company's publications and $100,000 to be paid from advertising revenues received in excess of $10,000 per issue of the acquired magazine with the balance due, if any, to be paid upon publication of the August 1998 issue.

During 1996 the Company acquired substantially all of the assets and operations of a publishing and printing business for $7 million and substantially all of the assets and operations of a second publishing business also for $7 million. Each of the acquisitions was accomplished through a wholly-owned subsidiary corporation which purchased the assets and operations.

First Publishing Acquisition

On January 30, 1996, the Company formed a wholly-owned acquisition subsidiary, Princeton Publishing, Inc. ("Princeton"), with 100 shares of common stock and capitalized with $1 million cash financed through the issuance of debt securities of PMG. On March 29, 1996, Princeton purchased from a group of corporations (collectively, the "First Seller") substantially all of its assets and major contracts.

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

Second Publishing Acquisition

On July 15, 1996, the Company formed another wholly-owned acquisition subsidiary, Firestone Publishing, Inc. ("Firestone"), with 100 shares of common stock and capitalized with $1 million cash which was financed through the issuance of debt securities of PMG. On July 18, 1996, Firestone paid $1 million for an option to purchase substantially all of the assets and operations of a publishing company (the "Second Seller.") The agreement provided for a consulting fee due to Firestone in the amount of the net cash resulting from operations (which resulted in a fee of $11,118) from July 18 until the closing to occur upon payment of an additional $2 million and interest at prime plus 2%. On September 6, 1996, Firestone purchased from the Second Seller substantially all of its assets and major contracts through payment of the $2 million and accrued interest of $23,054 and the issuance of a promissory note in the amount of $4 million, which is collateralized by the assets acquired (see Note 6).
The acquired assets consisted of intellectual property, fixed assets, contract rights, receivables, and payables generated from operations between July 18 and September 6, 1996. Trademarks acquired were the titles of periodical magazines, primarily targeted to the lifestyle marketplace. The fixed assets included furniture, fixtures and equipment, chiefly, computer equipment. The contracts purchased were magazine distribution contracts and a lease to real property in Miami, Florida.

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

The following unaudited information presents on a pro forma basis, the acquisitions and the disposition (Note 3) as if they had occurred at the beginning of the year ended December 31, 1996:

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

3.   Disposal of Subsidiary and Settlement of Related Liabilities

Effective as of December 31, 1995 the Company discontinued operations of its wholly-owned subsidiary, Teleconcepts, Inc. ("TCI"). On August 5, 1996, 100% of the stock of TCI was sold to a third party, who is an officer in a company whose chairman is also the chairman of PMG. As part of the sale of Teleconcepts, Inc., 32,500 shares of PMG stock having a then market value of $269,100 were issued to the third party. At the time of the sale, Teleconcepts, Inc. had an accumulated deficit of $763,393 and PMG realized a gain of $432,417 on the disposition of the subsidiary and $7,693 on related forgiveness of debt.

In conjunction with the sale of Teleconcepts, Inc., the Company settled certain of the Teleconcepts, Inc. liabilities through the issuance of 16,500 shares of PMG common stock with a fair market value of $61,876. The Company recognized a gain of $161,012 upon the settlement, which is included in the above noted gain on the disposition of the subsidiary. Combined with severance costs associated with the disposition of $479,581 and miscellaneous items, the Company had a net loss on disposition of the discontinued operations of $39,471.

4.   Accounts Receivable

Accounts receivable at December 31, 1997 and 1996 consisted of the following:

                                                      1997              1996

   Accounts receivable, gross                   $7,796,879        $5,890,609
    Less: allowance for returns and
       distribution expenses                     5,260,841         3,319,941
    Less: allowance for doubtful accounts           35,000            35,000

   Total accounts receivable, net               $2,501,038        $2,535,668

5.   Inventories

Inventories at December 31, 1997, and 1996 consisted of the following:

                                                      1997              1996
   Paper                                         $ 214,081        $  481,151
   Ink                                              18,911            10,277
   Work in process                                 302,992           164,597

   Total inventories                             $ 535,984        $  656,025

6.    Property and equipment

Property and equipment as of December 31, 1997 and 1996 consisted of the following assets, all depreciated between 5 and 7 years:

                                                      1997              1996
   Printing equipment                           $1,973,202        $1,824,311
   Computer equipment                              134,725           103,106
   Office furniture and equipment                  110,804            32,284

      Total property and equipment, cost         2,218,731         1,959,701

   Less accumulated depreciation                  (513,671)       (  203,489)

   Total property and equipment, net            $1,705,060        $1,756,212

7.   Trademarks, copyrights and other intangibles

Trademarks, copyrights and other intangibles at December 31, 1997, and 1996 consisted of the following:
                                                      1997            1996
   Trademarks and copyrights                   $12,643,592     $12,233,303
   Organizational costs                             34,387          34,387
   Franchise rights                                 57,140          10,000

      Total intangible assets, cost             12,735,119      12,277,690

   Less accumulated amortization                (  554,857)       (182,827)

   Trademarks, copyrights, and
   other intangibles, net                      $12,180,262     $12,094,863

8.    Line of Credit

The Company has a line of credit with a distributor for working capital of up to $500,000 which could be drawn down in multiples of $10,000 from June 28, 1996 for a one year period. Any draws bear interest at prime plus 2% and are payable with equal monthly payments of principal and interest over a one year period for each new draw. The line of credit was amended with a provision for a one-time draw of $500,000 with monthly payments of interest only due on or before October 1, 1998. As of December 31, 1997, the balance was $118,333 on the original line and $500,000 on the amendment portion.

9.    Long-Term Debt

The Company entered into a promissory note agreement on March 29, 1996 with an individual and a group of corporations (collectively, the "First Seller") in conjunction with the purchase of substantially all of the assets and operations of the First Seller's business (see Note 2). The promissory note is in the amount of $5 million payable over 10 years, with interest payments only for the first three years, 30-year amortized payments for the next seven years, with a final payment of all outstanding principal and interest due on March 28, 2006. The interest rate on this note is prime plus 2% (10.50% at December 31, 1997), maximum 12%, adjustable two times per year.

The Company entered into a promissory note agreement on September 6, 1996 with a corporation (the "Second Seller") in conjunction with the purchase of substantially all of the assets and operations of the Second Seller's business (see Note 2). The promissory note is in the amount of $4 million with interest at the rate of prime plus 2% per annum (10.50% at December 31, 1997). Interest accrued with no payment due until September 6, 1997, at which time accrued interest of $414,466 was added to principal and fixed payments of principal and interest became due monthly through September 5, 2000.

These notes are collateralized by substantially all of the assets acquired in each of the purchases (see Note 2).

Long-term debt at December 31, 1997, and 1996 consists of the following:

                                                      1997           1996
Note payable - First Seller                     $5,000,000     $5,000,000
Note payable - Second Seller                     4,188,996      4,000,000
Note payable - equipment                            35,645              -
Capital lease obligations                           35,476         22,658

   Total debt                                    9,260,117      9,022,658

Less current portion                            (1,010,110)    (  212,753)

Total long-term debt                            $8,250,007     $8,809,905

The aggregate scheduled maturities of long-term debt in subsequent years are as follows:

1998                                                           $1,010,110
1999                                                            1,091,140
2000                                                            1,221,550
2001                                                            1,005,985
2002                                                               33,756
Thereafter                                                      4,897,576

Total debt                                                     $9,260,117

10.   8% Convertible Debentures

During 1996, the Company initiated private placements of senior secured convertible debentures to non-U.S. persons under Regulation S issued by the Securities and Exchange Commission under the Securities Act of 1933, as amended. A summary of such financings during 1996 follows:

                                          Number of             Debentures
                                          Common Shares         Outstanding
                        Original          Issued on             at December 31,
                        Principal         Conversion             1996      1997

Group I                 $3,081,800        491,271             None          None
Group II                   444,200         19,351             $  345,000    None
Group III                1,580,000              -              1,580,000    None

Total                   $5,106,000        510,622              1,925,000    None

The proceeds from all the debentures sold were $3,762,025 net of $1,343,975 in investment brokerage commissions, discounts and related fees. The debentures were due in two years from the dates of issue, and they were convertible at any time beginning 45 days after issue into common shares at a conversion price equal to the lower of:

   (a) 65%, 85% or 90% (for Groups I, II, and III, respectively) of the average closing bid price of the common stock for the five business days immediately preceding the conversion date, or

   (b) 65%, 85%, or 90% (for Groups I, II, and III, respectively) of the average of the closing bid price of the common stock for the five business days immediately preceding the date of subscription to the debenture.

In March 1997, the Company reached an agreement (the "Agreement") with the holders of all of its outstanding convertible debentures, convertible preferred Series D and preferred Series E stockholders (Note 13) to convert their holdings to common stock. In April the Company issued 1,105,700 shares into escrow per the Agreement. A portion of the shares were sold in the second and third quarters and funds were paid to the securities holders. In the third quarter of 1997, a final settlement agreement was reached in which convertible securities holders accepted shares of common stock in settlement of the conversion of the securities.

The Agreement granted preferred shareholders warrants at exercise prices ranging from $4.85 to $8.85 to purchase 183,710 shares of the Company's common stock. The estimated value of these warrants of $507,012 was accounted for as a dividend to these shareholders in 1997.

11.    Commitments

The Company leases facilities and equipment with minimum payments as of December 31, 1997, as follows:
                                   Facilities       Equipment          Total

1998                               $  488,239       $ 11,028      $  499,267
1999                                  347,989          9,124         357,113
2000                                  115,162          7,219         122,381
2001                                   75,797          5,105          80,902
2002                                    6,337          1,498           7,835
Thereafter                                  -              -               -

Total                              $1,033,524        $33,974      $1,067,498

The Company's leased facilities consist of editorial offices in New York City and Miami, Florida, and a printing plant in Milwaukee, Wisconsin, and a corporate apartment in New York City. The plant lease expires August 31, 1999. The plant lease requires monthly base payments of $20,400 with annual adjustments tied to the CPI. During 1996 the New York City offices were rented on a month to month basis. In 1997, the Company executed a lease extending from February 1, 1997 through January 13, 2001 on new office space; this new lease requires annual rent beginning at $65,000 escalating over five years up to $76,040 in the final year and is included in the amounts scheduled above. The Miami lease requires monthly payments of $5,285 plus 10.47% of landlord's operating expenses through August 31, 2000.

Rental expense was $494,861 and $280,270 in 1997 and 1996 respectively.

12.   Income Taxes

In 1997, the Company provided a full valuation allowance against the deferred tax assets established in 1997 and 1996 since it was more likely than not that the deferred tax asset would not be realized. The provision for income taxes (benefit) for 1997 and 1996 consist of:
                                                      1997                 1996

Current:
 Alternative minimum tax and franchise taxes    $    7,983           $       -

Deferred:
 U.S. Federal                                       86,600              (86,600)
 State and local                                    17,800              (17,800)

   Total deferred                                  104,400             (104,400)

Total provision for income taxes (benefit)      $  112,383            $(104,400)

Current taxes in 1997 were amounts actually paid and the provision for deferred is the reversal of the prior year estimated benefit.

The components of deferred tax assets and liabilities in the balance sheet at December 31, 1997 and 1996 relate to the following:


                                                      1997               1996

Deferred tax assets:
 Reserve for returns                            $  743,100            $298,400
 Valuation of inventories                          114,600              69,900
 Allowance for doubtful accounts                    13,300              13,300
 Net operating loss carryforward                   200,500              11,400
 Valuation allowance                              (632,600)           (121,700)

   Total deferred income tax benefit               438,900             271,300

Long-term deferred tax liabilities:
Depreciation of properties                         167,600              76,400
Amortization of intangibles                        271,300              90,500

   Total long-term deferred tax liabilities        438,900             166,900

Tax assets and liabilities, net                 $        -            $104,400

Deferred tax assets and liabilities in the consolidated balance sheet are classified based on the related asset or liability creating the deferred tax.

Reconciliations of the differences between income taxes computed at Federal statutory tax rates and consolidated provisions for income taxes are as follows:

                                                      1997              1996
Loss before income taxes, writeoff of
   debt discount and issue costs
   and discontinued operations:                $(2,457,649)          $(690,277)

Income taxes computed at statutory rates:
   Federal benefit expected at 34%             $(  835,600)          $(234,700)
State tax provisions, net of federal benefits   (   98,300)           ( 27,600)
Other reconciling items-
   Non-deductible items                             12,700               4,400
   Canadian expenses                               514,700              31,800
   Alternative minimum tax and franchise taxes       7,983                   -
   Valuation allowance                             510,900             121,700

Provision (benefit) for income taxes           $   112,383           $(104,400)

At December 31, 1997, the Company has available a net operating loss carryforward of approximately $83,000, expiring in the year 2012. There is no net operating loss carryover for years prior to 1996 since the net operating losses pertained to the operations of the subsidiary disposed of in 1996.

13.    Capital Stock

A summary of capital stock as of December 31, 1997 is as follows:

                                                     Convertible Preferred
                                         Common      Series A       Series C

Par value                                None        None           None
Shares authorized                        Unlimited   Unlimited      1,100,000
Issued and outstanding                   3,480,787   32,500         1,100,000
Liquidation preference                   3rd         1st            2nd
Liquidation preference per share         -           $1.24          $.80
Total liquidation value                  -           $40,300        $880,000
Total cumulative dividends in arrears    -           $     -        $216,333
Per share arrearage                                  $     -        $    .20

      (A)   Preferred Stock:

The rights, privileges, restrictions and conditions of each series to be issued are fixed from time to time by the directors.

            Series A:

These shares are redeemable at the option of the Company at any time at a price of $1.24 per share ($40,300 in total) and convertible at the option of the holder at any time into common shares of the Company at a price equivalent to $1.24 per 1/200th of a common share, (the 32,500 Series A shares are convertible to 163 shares of common stock).

            Series B:

No shares have been issued and management does not intend to issue shares in the future.

            Series C:

These preference shares were redeemable at the option of the Company until January 31, 1998 under certain conditions pertaining to the trading prices of the Company's common shares, and convertible at the option of the holder at any time into common shares of the Company on the basis of 200 Series C shares for one common share (5,500 shares). The conversion ratio is subject to adjustment under certain conditions, including conditions relating to trading prices and subsequent share issues. Holders of Series C preference shares are entitled to receive a cumulative dividend of $.04 per share annually, payable in cash or common shares of the Company. Dividends in arrears totaled $216,333 and $172,333 at December 31, 1997 and 1996, respectively.

            Series D and E:

These were entirely converted or redeemed in 1997. Management does not plan any further issuances.

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


      (C)   Options and Warrants

Options and warrants issued during 1997 and 1996 are as follows:

                                                1997                 1996
                                                 Exercise               Exercise
                                       Shares    Price*       Shares    Price*
Outstanding at
   Beginning of year                     68,689   $119.56      68,689   $119.56

Granted
   Consultants                          462,500   $  2.77      20,000   $ 10.00
   Settlement of convertible securities 183,700   $  6.85           -         -

      Total granted                     646,200   $  3.93      20,000   $ 10.00

Exercised                              (265,000)  $  2.21     ( 7,500)  $ 10.00
Expired                                ( 61,251)  $100.20     (12,500)  $ 10.00
Outstanding and
   exercisable at year end              388,638   $ 10.37      68,689   $119.56

* Weighted average

In 1997, total fair value of options and warrants granted as consulting fees was $315,325. At December 31, 1997, the exercise prices of outstanding options and warrants ranged from $2.00 to $5.00 except warrants granted in conjunction with the settlement of convertible debentures (Note 10) which ranged from $4.85 to $8.85. The weighted average remaining contractual life of options and warrants outstanding and exercisable at year end in 1997 was 1.6 years.

Black-Scholes option-pricing model assumptions used in determining fair value - 1997:

   Risk-free interest rate                      6.00%                    -
   Dividend yield                                  0%                    -
   Stock volatility                           100.00%                    -
   Expected option life                   1 to 2 years     Less than 1 year

 There were no stock options or warrants granted to employees in 1997 or 1996 except as detailed in Item D below.

     (D)   Employee Stock Grants and Options

In 1997 employees were granted compensation awards of stock valued at $16,233.

During 1997 in conjunction with an employment contract the Company granted stock options to the Chairman of the Board and CEO to purchase 1,200,000 shares at $3.00 with 120,000 shares vesting every year for ten years beginning January 16, 1998. The vesting will be accelerated based upon the Company achieving certain revenue goals. The first level was achieved in 1997 whereby the first 400,000 options became vested.

The Company accounts for its stock-based compensation in accordance with APB Opinion No. 25. Had the Company's stock-based compensation been determined by the fair value method of SFAS 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been the following pro forma amounts:

Pro forma net loss - 1997                                         $(  3,390,032)

Pro forma loss per share - 1997                                   $(       2.04)

Black-Scholes option-pricing model assumptions used in determining fair value:

   Risk-free interest rate                                                 5.50%
   Dividend yield                                                             0%
   Stock volatility                                                      100.00%
   Expected option life                                                  5 years
   Fair value                                                            $  2.05


      (E)   Changes in Equity

Changes in equity for the years ended December 31, 1997 and 1996 were as follows:

Preferred Stock Series A and Series C:

                                  Series A                   Series C
                                Shares   Amount          Shares      Amount

Balance at January 1, 1996      32,500   $28,923         1,100,000   $739,696

Changes - none                       -         -                 -          -

Balance at December 31, 1996    32,500    28,923         1,100,000    739,696

Changes - none                       -         -                 -          -

Balance at December 31, 1997    32,500   $28,923         1,100,000   $739,696

Preferred Stock Series D and Series E:

                                     Series D                   Series E
                                Shares       Amount     Shares         Amount

Balance at January 1, 1996          -         -              -          -

Issuance                         1,200   $1,005,000      1,800     $1,735,000

Conversion to common shares          -            -      ( 100)      ( 83,750)

Redemption of Series E                                   (  66)      (101,766)

Balance at December 31, 1996     1,200   $1,005,000      1,634     $1,549,484
Settlement                      (1,200) ( 1,005,000)    (1,634)    (1,549,484)

Balance at December 31, 1997         -   $        -          -     $        -

Common shares:
                                                        Shares         Amount

Balance at January 1, 1996                             222,471    $ 4,258,755
Common shares issued -
   To consultants                                       51,401        653,160
   To settle liabilities (Note 3)                       49,000        330,975
   On exercise of options                                7,500        106,875
   On conversion of debentures including
      "deemed" dividend on convertible preferred
      shares of $1,526,000 (Note 18)                   510,622      6,662,521
   On conversion of Preferred Series E                  24,975        185,516

Balance at December 31, 1996                           865,969     12,197,802
Common shares issued -
   To consultants, in legal settlement,
      and in employee stock option plan                132,325        911,067
   To consultants in capital acquisitions              103,500        341,844
   For accrued severance                               120,000        380,625
   For franchise rights                                  5,000         25,000
   On settlement of convertible preferred stock
      and conversion of debentures                   1,869,829      4,723,474
Proceeds on exercise of stock options                  265,000        584,565
Dividend - warrants (Note 10)                                -        507,012

Balance at December 31, 1997                         3,361,623    $19,671,389

14.    Related Party Loans, Investment and Transactions

At December 31, 1997, the Company had a note receivable due from a company related by common directorship in the amount of $284,017 due upon demand with interest accruing at prime beginning January 1, 1998 (prime was 8.5% as of December 31, 1997).

In 1996, the Company had a short-term note due upon demand to with interest accruing at prime (8.25% as of December 31, 1996). The note balance and related accrued interest was $6,975 and $83, respectively, as of December 31, 1996. The note was paid off in 1997. Interest expense on the note was $9,059 during 1996.

In 1996 the related company purchased $1.4 million of Preferred Series E shares. All of these shares were redeemed during 1997. Cumulative dividends paid on these shares in conjunction with a conversion settlement amounted to $490,000 for the year ended December 31, 1997.

The Company shares corporate headquarters office space with the related company.

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

16.   401(K) Plan

Firestone Publishing, Inc., has a 401(K) plan in which the Company contributes a 5% matching contribution for employees who contribute either 5% or 10% of their gross wages to the plan. The plan was established by the previous owner of the operations and was continued as a requirement of the acquisition agreement. In connection with the required match, the Company's contribution was $33,357 in 1997 and $11,027 in 1996.

17.   Nonmonetary Transactions

In 1997 and 1996 the Company incurred significant costs for investor relationship consultants to inform the investing public and the general public that the Company had made certain acquisitions and had established publishing and printing operations and to facilitate the Company's settlement of convertible securities. Total expenses for investor relations was $1,031,445 and $812,398 in 1997 and 1996, respectively. Of these amounts $912,848 (including $1,781 accrued for stock issued in 1998) and $685,033 in 1997 and 1996, respectively, were noncash expenses through the issuance of stock, options, and warrants.

18.  Write-off of Debt Discount and Issue Costs

In March 1997, at a meeting of the Emerging Issues Task Force (EITF), the SEC expressed its views on the accounting for convertible debt with a nondetachable conversion feature and convertible preferred stock where the conversion feature is "in the money" (that is, a conversion discount) at the date the security is issued (EITF Topic D-60).

The SEC stated that the conversion discount should be valued and recognized at the date of issue as additional paid-in capital. The value is to be determined by the difference between the conversion price and the quoted market price of the common stock into which the security is convertible, multiplied by the number of shares into which the security may be converted.

For debt securities, the value of the conversion discount and any related issue costs should be charged to interest expense from the date of issue to the date the security first becomes convertible. If the stated maturity of such debt is not substantive, the conversion discount and related issue costs should be amortized over this relatively short period. Further, if the security is converted before the discount or issue costs are fully amortized, the unamortized portions of the discount or costs should be charged to interest expense in the period of conversion, rather than to additional paid-in capital as was generally accepted accounting practice.

Change in Method

In 1996, upon issue of the 8% convertible debt securities, the Company had recognized the value of the discount (in the manner prescribed by the SEC) and was amortizing the discount and related issue costs over the term of the debt using the interest method. Upon conversion of the debt, the Company had charged shareholders' equity for any remaining unamortized discount and costs.

As a consequence of the above, in April 1997, the Company revised its method of accounting for the conversion discount and issue costs to conform with the SEC's position and wrote off all of the remaining discount and costs to the 1996 statement of operations. Also, the Company charged to 1996 operations the discount and cost originally charged to shareholders' equity on the conversion of debt during 1996. This resulted in a noncash writeoff of debt discount and debt issue costs of $3,257,350 in 1996.

Deemed Dividend

For convertible preferred securities issued with a conversion discount, the SEC stated that the fair value of the discount is equivalent to a dividend and accordingly should be recognized as a return to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return which in the Company's case was the date of issuance to the first date the securities became convertible.

In the 1996 financial statements, the Company reflected this "deemed" preferred stock dividend amounting to $1,526,000 in connection with the issuance of Series D and E preferred shares.

These noncash dividends represent the discount on the conversion price of the shares of common stock issuable on conversion of the preferred and only affects the loss per share calculation. The dividend is based on the difference between the conversion price and the quoted market price of the common stock on the dates the preferred shares were issued times the number of common shares issuable.

In 1997 the Company recognized total deemed dividends in conjunction with the settlement in the amount of $1,033,895 consisting of the valuations on warrants of $507,012 detailed in Note 10 and $526,883 in additional dividends in the final settlement of Series D and Series E shareholders.