Form 10QSB
period 1998-03-31
PRINCETON MEDIA GROUP INC
filed 1998-05-14
CIK 814456

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-QSB

(mark one)
      [ X ]            ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

          214 Brazilian Avenue, Suite 300, Palm Beach, Florida 33480 (Address of principal executive offices)
          561/659-0121
          (Issuer's telephone number)
                    -----------------------------------------
Securities registered under Section 12(b) of the Act:  None.

Securities registered under Section 12(g) of the Exchange Act as of March 31, 1998:
Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]    NO  [  ]

The number of shares outstanding of the issuer's common stock, no par value, as of May 13, 1998 was 3,784,912.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements (unaudited)

All financial information is expressed in United States dollars.

      INDEX TO FINANCIAL STATEMENTS

      Consolidated Balance Sheet as of March 31, 1998

      Consolidated Statements of Operations and Accumulated Deficit for the Three Months Ended March 31, 1998 and 1997

      Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 1998 and 1997

      Notes to Consolidated Financial Statements


      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

Signatures

                          PRINCETON MEDIA GROUP, INC.
                          Consolidated Balance Sheet
                               March 31, 1998

                                (Unaudited)
                                        Assets
Current assets
Cash                                                                    $    192,686
Accounts receivable, net                                                   2,905,123
Marketable securities                                                         17,080
Inventories                                                                  351,606
Prepaid expenses                                                              30,912

   Total current assets                                                    3,497,407

Property and equipment, net                                                1,654,270

Deposits                                                                      27,138
Note receivable - related party                                              548,039
Accrued interest receivable - related party                                    8,272
Deferred acquisition costs                                                   843,551
Trademarks, copyrights and other intangibles, net                         12,188,249

Total assets                                                            $ 18,766,926

                            Liabilities and Shareholders' Equity

Current liabilities
Accounts payable                                                        $ 2,101,502
Accrued expenses                                                            428,204
Current portion of long-term debt                                         1,022,141
Borrowing under line of credit                                              533,333
Deferred revenue                                                            891,614
Accrued interest                                                             58,659

   Total current liabilities                                              5,035,453

Long-term debt, less current portion                                      7,989,595

Shareholders' equity:
Series A Preference Shares                                                   28,923
Series C Preference Shares                                                  739,696
Common Stock                                                             20,336,291
Deficit                                                                 (15,363,032)

    Total shareholders' equity                                            5,741,878

Total liabilities and shareholders' equity                             $ 18,766,926


            See accompanying notes to consolidated financial statements.

                                    PRINCETON MEDIA GROUP, INC.

                   Consolidated Statements of Operations and Accumulated Deficit
                      For the Three Months Ended March 31, 1998 and 1997

                                          (Unaudited)
                                                                 1998            1997


Distribution, circulation, and other income             $   3,098,985      $  2,637,540
Advertising income                                            691,451           988,428
Printing income                                               509,053           398,245

Net revenues                                                4,299,489         4,024,213

Costs and operating expenses:
   Cost of sales                                            3,001,892         2,522,381
   Selling and administrative                               1,449,676         1,368,510

      Income (loss) from operations                       (   152,079)          133,322

Interest income (expense)
   Interest income                                             11,681             6,489
   Interest expense                                       (   250,492)     (    232,513)

Net loss                                                  (   390,890)     (     92,702)

Accumulated deficit - December 31, 1997 and 1996          (14,972,142)     ( 11,368,215)

Accumulated deficit - end of period                     $ (15,363,032)    $( 11,460,917)


Basic and diluted loss per share:                        $     (  .11)    $ (       .46)


                     See accompanying notes to consolidated financial statements.

                          PRINCETON MEDIA GROUP, INC.

                     Consolidated Statements of Cash Flows
                 For the Three Months Ended March 31, 1998 and 1997
                                  (Unaudited)

                                                        1998            1997
Cash flows from operating activities:
   Net loss                                        $(  390,890)     $(   92,702)
     Adjustments to reconcile net loss
     to net cash used in
     operating activities
      Depreciation                                      81,543           74,121
      Amortization                                      92,013           90,302
      Stock issued for consulting services              46,371           56,376

   Changes in assets and liabilities
     (Increase) decrease in:
       Accounts receivable                          (  404,085)          64,296
       Inventories                                     184,378       (  359,029)
       Prepaid expenses                                  4,102       (   69,556)
       Deferred acquisition costs                   (   28,007)               -
       Accrued interest receivable                  (    8,272)               -
       Deposits                                          9,481                -
       Other assets                                          -       (  122,771)
      Increase (decrease) in:
       Accounts payable                                171,810           94,317
       Accrued expenses                                 66,706       (  441,188)
       Due to related party                                  -       (   27,416)
       Deferred revenue                                    956          109,619
       Accrued interest                              (   1,672)         101,096

      Net cash used in operating
         activities                                  ( 175,566)      (  522,535)

Cash flows from investing activities:

   Capital expenditures                              (  30,753)      (   34,087)
   Advances on note receivable - related party       ( 264,022)               -

      Net cash used in
         investing activities                        ( 294,775)      (   34,087)


                                   (continued)


Cash flows from financing activities:
   Proceeds from exercise of stock options             379,850                -
   Proceeds from borrowing on line of credit                 -          420,000
   Payments of principal on line of credit           (  85,000)      (   76,347)
   Payments of principal on long-term debt           ( 248,381)               -

      Net cash provided by
         financing activities                           46,469          343,653

Net increase (decrease) in cash                      ( 423,872)      (  212,969)

Cash, December 31, 1997 and 1996                       616,558          630,163

Cash, March 31, 1998 and 1997                      $   192,686        $ 417,194




Supplemental disclosures of cash flow information:
                                                          1998             1997

Interest paid                                      $   252,164       $   126,370

Noncash investing and financing Activities:
   Common stock issued for franchise rights        $         -       $    25,000
   Printing equipment acquired for note            $         -       $    77,000
   Trademarks acquired for advertising credits in
     1998 of $100,000 and in 1997 of $300,000
     and accrued expense of $100,000               $   100,000       $   400,000






             See accompanying notes to consolidated financial statements.

                           PRINCETON MEDIA GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis for Presentation

The accompanying unaudited interim financial statements consolidate the accounts of Princeton Media Group, Inc. ("Princeton") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, and the results of their operations and their cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

2.   Basic and Dilutive Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants, and additional shares assuming the conversion of debentures and preferred shares, are excluded from the computation as their effect is antidilutive.

For the three months ended March 31, 1998, cumulative dividends of $11,000 related to preferred Series C have been added to net loss in the loss per share computation.

The following table sets forth the computation of basic and diluted loss per share as of March 31, 1998 and 1997:

                                                      1998             1997

Net loss                                       $(  369,292)     $(   92,702)
  Preferred dividends                           (   11,000)      (  349,803)

Net loss                                       $(  401,890)     $(  442,505)


Weighted average common shares outstanding       3,565,451          951,325

Basic and diluted loss per share:              $(      .11)     $(      .46)

3.   Accounts Receivable

Accounts receivable at March 31, 1998 consisted of the following:

Accounts receivable, gross                                       $6,846,962

   Less: allowance for returns and miscellaneous charges         (3,906,839)
   Less: allowance for doubtful accounts                         (   35,000)

Total accounts receivable, net                                   $2,905,123

4.  Inventories

Inventories at March 31, 1998 consisted of the following:

Paper                                                              $ 96,980
Ink                                                                  27,790
Work in process                                                     226,836

Total inventories                                                  $351,606

5.    Property and equipment

Property and equipment as of March 31, 1998 consisted of the following assets, all depreciated using the straight-line method over the estimated useful lives of the assets which range from five to seven years:

      Printing equipment                                         $1,975,520
      Computer equipment                                            155,860
      Office furniture and equipment                                118,103


         Total property and equipment, cost                       2,249,483

          Less accumulated depreciation                           ( 595,213)

      Total property and equipment, net                          $1,654,270


6.   Trademarks, copyrights and other intangibles

Trademarks, copyrights and other intangibles at March 31, 1998, consist of the following:

   Trademarks and copyrights                                    $12,743,592
   Organizational costs                                              34,387
   Franchise rights                                                  57,140

      Total intangibles, cost                                    12,835,119
      Less accumulated amortization                              (  646,870)

   Trademarks, copyrights, and
   other intangibles, net                                       $12,188,249

7.   Long - Term Debt

Long-term debt at March 31, 1998 consisted of the following:

   Note payable - First Seller                                   $5,000,000
   Note payable - Second Seller                                   3,956,476
   Note payable - equipment                                          22,555
   Capital lease obligations                                         32,705

      Total long-term debt                                        9,011,736
      Less current portion                                       (1,022,141)

   Total long-term debt, net of current portion                  $7,989,595

8. Change in common shares for the three months ended March 31, 1998 was as follows:

                                                        Shares         Amount

Balance at December 31, 1997                         3,361,623    $19,671,389
Common shares issued -
   In employee stock option plan                         8,289         14,506
   To consultants in capital acquisitions              125,000        236,900
   For accrued consulting expense                        1,000          1,781
   In exercise of stock options by consultants         205,000        411,715

Balance at March 31, 1998                            3,700,912    $20,336,291

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

General

The Company, through its wholly-owned subsidiaries, Princeton Publishing, Inc. and Firestone Publishing, Inc. is engaged in the publishing, printing, and distribution of approximately 25 periodical consumer lifestyle magazines. The Princeton and Firestone editorial staffs and offices are in New York City and Miami, respectively. However, the Company is consolidating its entire editorial production team in the Miami office beginning in April, 1998 and to be completed by the end of the second quarter. Several key employees will continue to operate in the New York office in the areas of circulation, promotion, and development. Kingston Press, Inc., a wholly-owned subsidiary of Princeton, leases and maintains a printing plant in Sussex, Wisconsin. The plant is used for the printing of the Company's magazines and to do printing work for third parties on a contract basis. The Company's executive offices are located in Palm Beach, Florida.

Results of Operations

During the year ended December 31, 1996, the Company has completed a fundamental change in its course of business and now focuses entirely on publishing, printing and related media. This refocus was accomplished by management by the purchase of two major businesses with extensive and time-proven histories in the printed media industry. These two businesses had operating histories of twenty-two years and twenty-five years, respectively, and included one title continually published for forty years and another for twenty-five years.

The quarter ended March 31, 1998 compared to the quarter ended March 31, 1997:

Revenues for the quarter ended March 31, 1998 amounted to $4,299,489 compared to $4,024,213 for the quarter ended March 31, 1997. The increase in revenues reflected for the quarter ended March 31, 1998 is a result of increases in distribution and printing income offset by a decrease in advertising revenue. Management has engaged a new advertising consultant to analyze and revamp the Company's advertising program. The consultant currently is in the process of negotiating new contracts that are expected to provide additional advertising revenue sources.

Costs and expenses of revenues for the quarter ended March 31, 1998 were $4,451,568 compared to $3,890,891 for the quarter ended March 31, 1997. The increase of $560,677 in the first quarter of 1998 over the first quarter of 1997 was primarily due to increase in paper costs, increased cost for outsourcing color separations to improve quality of publications, increase in payroll cost for additional and higher level personnel, and one-time costs associated with consolidation of editorial operations in the Company's Miami office. The consolidation of the editorial production to the Miami office began in the first quarter of 1998 and will be completed in the second quarter of 1998.

EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) was $74,104 and $367,940 for the quarters ended March 31, 1998 and 1997, respectively. The decrease of $293,836 in the first quarter of 1998 over the first quarter of 1997 was primarily due to increase in paper costs, increased cost for outsourcing color separations to improve quality of publications, increase in payroll cost for additional and higher level personnel, and one-time costs associated with consolidation of editorial operations in the Company's Miami office. The consolidation of the editorial production to the Miami office began in the first quarter and will be completed in the second quarter of 1998.

Financial analysts generally consider EBITDA an important measure for comparing operating performance of a company, debt levels or the coverage of interest expense, and as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow, and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. EBITDA removes the effects of the significant amounts of amortization of intangible assets and debt incurred in the two acquisitions completed during 1996. The Company issues stock, options, and warrants in exchange for the services of business consultants and investor relations professionals to assist in informing the investing public of the establishment of the new publishing operations and acquisitions in process. The Company considers these issuances of stock, which are non-cash payments for services unrelated to evaluation of normal operations, to be charges to earnings after EBITDA.

Net loss for the quarter ended March 31, 1998 was $390,890 which represents an increase of $298,188 from the net loss of $92,702 for the quarter ended March 31, 1997. Monthly interest payments of approximately $43,000 are due under a $5 million promissory note executed upon acquisition of the publishing assets acquired March 29, 1996 and monthly payments of approximately $113,000 are due under a $4.4 million promissory note executed upon acquisition of the publishing assets acquired September 6, 1996. Management of the Company anticipates that cash flows from operations will be sufficient to pay all debt service of the two subsidiaries.

Liquidity and Capital Resources

During the quarter ended March 31, 1998, $250,492 in interest expense was charged to operations compared to $232,513 in interest expense for the quarter ended March 31, 1997. The interest expense was accrued primarily pursuant to two promissory notes delivered by Princeton and Firestone in connection with the purchases of the magazine publishing assets in March and September of 1996.

Liquidity and capital resources are discussed in three broad categories: operating activities, investing activities and financing activities.

Cash decreased $423,872 to $192,686 at March 31, 1998 from $616,558 at December 31, 1997. Net cash used in operating activities was $175,566 during the quarter ended March 31, 1998 compared to cash used by operating activities of $522,535 during the quarter ended March 31, 1997. The decrease of $346,969 in net cash used in operating activities in the first quarter of 1998 compared to the first quarter of 1997 occurred primarily because the operations were still in the start-up phase in 1997.

During the quarter ended March 31, 1998, net cash used in investing activities was $294,775 compared with $34,087 used in investing activities during the quarter ended March 31, 1997. The increase is primarily due to advances on a note receivable.

During the quarter ended March 31, 1998, net cash provided by financing activities was $46,469 representing a decrease of $297,184 from net cash provided by financing activities of $343,653 during the quarter ended March 31, 1997. In the first quarter of 1997 cash was provided from borrowing on a line of credit. In the first quarter of 1998 cash was provided by exercise of stock options and primary usage was for payment of principal on the second acquisition note which began amortizing in October 1997.

The Company intends to continue the operations of the businesses acquired during 1996 and to expand these operations into new areas of distribution, including the establishment of Internet web sites for several of its well-known magazine titles. The broader introduction of brand-name magazine content is anticipated to increase substantially the revenues from the Company's operations, compared with the results realized during 1997. Management anticipates that the implementation of its business plan during 1998 which includes, among other things, production efficiencies to be achieved primarily by consolidating all editorial production in the Company's Miami office, cost-saving measures, new market exploration, expansion of the printing plant, and acquisition of additional businesses, will realize a substantial growth in assets and also increases in revenues and profits.

PART II.  OTHER INFORMATION

Item 6:     Exhibits and Reports on Form 8-K.

(a) Exhibits
Exhibit 27.1   Financial Data Schedule

(b) Reports on Form 8-K
None.

                                   SIGNATURES

      In accordance with Section 13 and 15 (d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 1998


                                             PRINCETON MEDIA GROUP, INC.


                                             /s/ James J. McNamara
                                             By: James J. McNamara,
                                             Chairman of the Board and
                                             Acting Chief Executive Officer