Form 10QSB
period 1998-06-30
PRINCETON MEDIA GROUP INC
filed 1998-08-14
CIK 814456

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-QSB
(mark one)
      [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                214 Brazilian Avenue, Suite 300, Palm Beach, Florida 33480
                     (Address of principal executive offices)
                                  561/659-0121
                    -----------------------------------------

Securities registered under Section 12(b) of the Act:  None.

Securities registered under Section 12(g) of the Exchange Act as of June 30, 1998: Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]    NO  [  ]

The number of shares outstanding of the issuer's common stock, no par value, as of August 14, 1998 was 4,143,722.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]




                            PRINCETON MEDIA GROUP, INC.
                                   FORM 10-QSB
                      For the Quarterly Period Ended June 30, 1998


                                       INDEX
                                                                   Page Number



PART I.  FINANCIAL INFORMATION

      Item 1.     Financial Statements (unaudited)

           All financial information is expressed in United States dollars.

            INDEX TO FINANCIAL STATEMENTS

         Consolidated Balance Sheet June 30, 1998

         Consolidated Statements of Operations and Accumulated Deficit for the Six Months Ended June 30, 1998 and 1997
           and for the Three Months Ended June 30, 1998 and 1997

         Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 1998 and 1997

         Notes to Consolidated Financial Statements


      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

Signatures







                          PRINCETON MEDIA GROUP, INC.
                          Consolidated Balance Sheet
                                June 30, 1998
                                 (Unaudited)

                                        Assets
Current assets
Cash                                                                   $    155,761
Accounts receivable, net                                                  2,939,527
Marketable securities                                                        17,080
Inventories                                                                 582,655
Prepaid expenses                                                             45,936

   Total current assets                                                   3,740,959

Property and equipment, net                                               1,592,813

Deposits                                                                     27,138
Investment in joint venture                                                  25,306
Note receivable - related party                                             887,003
Accrued interest receivable - related party                                  23,565
Deferred acquisition costs                                                1,072,515
Trademarks, copyrights and other intangibles, net                        12,094,332

Total assets                                                           $ 19,463,631

                            Liabilities and Shareholders' Equity

Current liabilities
Accounts payable                                                        $ 2,511,274
Accrued expenses                                                            676,373
Note payable                                                                643,024
Borrowing under line of credit                                              500,000
Deferred revenue                                                            837,612
Accrued interest                                                             64,000
Current portion of long-term debt                                         1,147,575

   Total current liabilities                                              6,379,858

Long-term debt, less current portion                                      7,911,176

Shareholders' equity:
Series A Preference Shares                                                   28,923
Series C Preference Shares                                                  739,696
Common Stock                                                             21,016,932
Deficit                                                                 (16,612,954)

    Total shareholders' equity                                            5,172,597

Total liabilities and shareholders' equity                             $ 19,463,631




            See accompanying notes to consolidated financial statements.



                                    PRINCETON MEDIA GROUP, INC.

                  Consolidated Statements of Operations and Accumulated Deficit

                                           (Unaudited)

                                                   Three Months Ended                      Six Months Ended
                                                         June 30,                              June 30,
                                                  1998            1997                   1998            1997

Distribution, circulation, and
   other income                            $   2,829,210      $1,945,739          $ 5,928,195       $ 4,589,768
Advertising income                               717,284         418,615            1,408,735         1,407,043
Printing income                                  327,933         181,593              836,986           579,838

Net revenues                                   3,874,427       2,545,947            8,173,916         6,576,649

Cost of sales                                  3,113,313       2,380,851            6,115,205         4,903,232

Gross profit                                     761,114         165,096            2,058,711         1,673,417

Operating expenses                             1,753,818       1,319,419            3,203,494         2,687,929

Income (loss) from operations                 (  992,704)     (1,154,323)         ( 1,144,783)       (1,014,512)

Interest and other income                         18,794           9,347               30,475             9,347
Interest and other expense                      (276,012)       (240,375)            (526,504)         (472,888)

Net loss                                      (1,249,922)     (1,385,351)         ( 1,640,812)       (1,478,053)

Accumulated deficit, beginning of period     (15,363,032)    (11,743,817)         (14,972,142)     ( 11,368,215)

Preferred stock dividend (Note 10)                     -             -                      -      (    282,900)

Accumulated deficit, end of period          ($16,612,954)   ($13,129,168)        ($16,612,954)     ($13,129,168)




Basic and diluted loss per share            ($      0.33)   ($     0.65)         ($      0.45)     ($      1.16)




                        See accompanying notes to consolidated financial statements.






                          PRINCETON MEDIA GROUP, INC.

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                            Six months ended June 30,

                                                               1998            1997

Cash flows from operating activities:
   Net loss                                                $(1,640,812)   $(1,478,053)
     Adjustments to reconcile net loss
     to net cash used in
     operating activities
      Depreciation                                             165,614        150,194
      Amortization                                             185,930        183,136
      Loss on disposition of asset                                 302              -
      Stock issued as payment for acquisition
         and related services                                  316,523        903,344

   Changes in assets and liabilities
     (Increase) decrease in:
      Accounts receivable                                     (438,489)       664,865
      Inventories                                             ( 46,671)      (235,769)
      Deferred costs - acquisitions                           (117,357)             -
      Prepaid expenses and deposits                           (  1,441)      (230,705)
      Accrued interest receivable                             ( 23,565)             -
      Other assets                                                   -       (355,073)
     Increase (decrease) in:
      Accounts payable                                         581,582        331,303
      Accrued expenses                                         314,875       (952,160)
      Due to related party                                           -       (  6,975)
      Deferred revenue                                        ( 53,046)       375,530
      Accrued interest                                           3,669        201,827

      Net cash used in operating
         activities                                          ( 752,886)      (448,536)

Cash flows from investing activities:

   Capital expenditures                                      (  57,669)    (   78,133)
   Proceeds from sale of asset                                   4,000              -
   Investment in joint venture                               (  25,306)             -
   Advances on note receivable - related party               ( 602,986)             -

      Net cash used in
         investing activities                                ( 681,961)    (   78,133)




Cash flows from financing activities:

   Proceeds from exercise of stock options                     650,725                -
   Proceeds from note payable                                1,300,000          620,000
   Payments of long-term debt                               (  858,342)        (207,797)
   Payments on borrowings on line of credit                 (  118,333)               -
   Proceeds from issuance of common stock                            -          150,000
   Redemption of Series E preferred                                  -         (274,298)

      Net cash provided by
         financing activities                                  974,050          287,905

Net decrease in cash                                        (  460,797)        (238,764)

Cash, December 31, 1997 and 1996                               616,558          630,163

Cash, June 30, 1998 and 1997                                 $ 155,761       $  391,399



Supplemental disclosures of cash flow information:
                                                                 1998           1997

Interest paid                                             $    522,533      $   257,914

Noncash investing and financing activities:
   Common stock issued for consulting
     and acquisition fees                                 $    678,531      $   862,111
   Employee stock option plan                             $     14,506      $    16,233
   Common stock issued for accrued expenses               $      1,781      $         -
   Common stock issued upon conversion of
      convertible debt                                    $         -       $ 3,213,817
   Common stock issued for franchise rights               $         -       $    25,000
   Printing equipment acquired for note                   $         -       $    77,000
   Trademarks acquired for advertising credits in
     1998 of $100,000 and in 1997 of $300,000
     and accrued expense of $100,000                      $    100,000      $   400,000
















             See accompanying notes to consolidated financial statements.

                           PRINCETON MEDIA GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis for Presentation

The accompanying unaudited interim financial statements consolidate the accounts of Princeton Media Group, Inc. ("Princeton") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of their operations and their cash flows for the quarters ended June 30, 1998 and 1997 and for the six month periods ended June 30, 1998 and 1997. The results of operations for the quarter ended June 30, 1998 and for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

2.   Basic and Dilutive Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants, and additional shares assuming the conversion of debentures and preferred shares, are excluded from the computation as their effect is antidilutive.

For the quarter and for the six months ended June 30, 1998, cumulative dividends of $11,000 and $22,000, respectively, related to preferred Series C have been added to net loss in the loss per share computation.

The following table sets forth the computation of basic and diluted loss per share as of June 30, 1998 and 1997:
                                                      1998             1997

Net loss                                       $(1,640,812)     $(1,478,053)
  Preferred dividends - Series C                (   22,000)      (   22,000)
  Preferred dividends - Series E                         -       (   51,503)
  Deemed dividends                                       -       (  282,900)

Net loss for computation of earnings           $(1,662,812)     $(1,834,456)

Weighted average common shares outstanding       3,689,207        1,584,941

Basic and diluted loss per share:              $(      .45)     $(     1.16)

3.   Accounts Receivable

Accounts receivable at June 30, 1998 consisted of the following:
Accounts receivable, gross                                       $7,014,901
   Less: allowance for returns and miscellaneous charges         (4,040,374)
   Less: allowance for doubtful accounts                         (   35,000)

Total accounts receivable, net                                   $2,939,527





4.  Inventories

Inventories at June 30, 1998 consisted of the following:

Paper                                                              $194,958
Ink                                                                  28,101
Work in process                                                     359,596

Total inventories                                                  $582,655

5.    Property and equipment

Property and equipment as of June 30, 1998 consisted of the following assets, all depreciated using the straight-line method over the estimated useful lives of the assets which range from five to seven years:

      Printing equipment                                         $1,975,520
      Computer equipment                                            173,651
      Office furniture and equipment                                122,265


         Total property and equipment, cost                       2,271,436

              Less accumulated depreciation                      (  678,623)


      Total property and equipment, net                          $1,592,813


6.   Trademarks, copyrights and other intangibles

Trademarks, copyrights and other intangibles at June 30, 1998, consist of the following:

   Trademarks and copyrights                                    $12,743,592
   Organizational costs                                              34,387
   Franchise rights                                                  57,140

      Total intangibles, cost                                    12,835,119
      Less accumulated amortization                              (  740,787)

   Trademarks, copyrights, and
   other intangibles, net                                       $12,094,332

7.   Long - term debt

Long-term debt at June 30, 1998 consisted of the following:

   Note payable - First Seller                                   $5,000,000
   Note payable - Second Seller                                   3,720,037
   Note payable                                                     300,000
   Note payable - equipment                                           9,135
   Capital lease obligations                                         29,579

      Total long-term debt                                        9,058,751
      Less current portion                                       (1,147,575)

   Total long-term debt, net of current portion                  $7,911,176





8. Change in common shares for the six months ended June 30, 1998 was as follows:

                                                        Shares         Amount

Balance at December 31, 1997                         3,361,623    $19,671,389
Common shares issued -
   In employee stock option plan                         8,289         14,506
   To consultants in capital acquisitions              285,810        678,531
   For accrued consulting expense                        1,000          1,781
   In exercise of stock options by consultants         345,000        650,725

Balance at June 30, 1998                             4,001,722    $21,016,932





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

General

The Company, through its wholly-owned subsidiaries, Princeton Publishing, Inc. and Firestone Publishing, Inc. is engaged in the publishing, printing, and distribution of approximately 25 periodical consumer lifestyle magazines. The Princeton and Firestone editorial staffs are in Miami. Previously the Princeton editorial staff was in New York City. The Company consolidated its entire editorial production team in the Miami office beginning in April, 1998 and completed the transition by the end of the second quarter. Several key employees continue to operate in the New York office in the areas of circulation, promotion, and development. Kingston Press, Inc., a wholly-owned subsidiary of Princeton, leases and maintains a printing plant in Sussex, Wisconsin. The plant is used for the printing of the Company's magazines and to do printing work for third parties on a contract basis. The Company's executive offices are located in Palm Beach, Florida.

On August 4, 1998, the SEC issued expanded requirements for disclosure regarding the international computer programming problems whereby certain computer programs will not be able to properly recognize the date in the year 2000. Management believes the Company has no material exposure from the year 2000 problem. The Company s management information systems department reports that because the Company s system was originally designed to be unaffected by year 2000 problem, the Company has no exposure to the problem within its own system. The Company has consulted major vendors and suppliers whose non-compliance with correction of the problem could cause material damage to the Company and has determined that such vendors and suppliers have plans in place that will circumvent year 2000 problems that could affect the Company.

Results of Operations

During the year ended December 31, 1996, the Company completed a fundamental change in its course of business and now focuses entirely on publishing, printing and related media. This refocus was accomplished by management by the purchase of two major businesses with extensive and time-proven histories in the printed media industry. These two businesses had operating histories of twenty-two years and twenty-five years, respectively, and included one title continually published for forty years and another for twenty-five years.

The six month period ended June 30, 1998 compared to the six month period ended June 30, 1997:

Revenues for the six month period ended June 30, 1998 amounted to $8,173,916 compared to $6,576,649 for the six month period ended June 30, 1997. The increase of $1,597,267 is due to an increase in distribution and circulation income of $1,338,427 and an increase in printing income of $257,148 over the same period in the prior year. The distribution increase is partly due to several new successful magazines and partly due to improved performance of existing publications. The printing income increase is due to additional printing contracts to increase the utilization of the printing plant to nearly 100%.

Costs and expenses of revenues for the six month period ended June 30, 1998 were $9,318,699 compared to $7,591,161 for the six month period ended June 30, 1997. The increase of $1,727,538 was primarily due to increase in paper costs, increased cost for outsourcing color separations to improve quality of publications, increase in payroll cost for additional and higher level personnel, and one-time costs associated with consolidation of editorial operations in the Company's Miami office. The consolidation of the editorial production to the Miami office began in the first quarter of 1998 and was completed in the second quarter of 1998.

EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) was $(475,530) and $(429,250)for the six month periods ended June 30, 1998 and 1997, respectively. The decrease of $46,280 was primarily due to increase in paper costs, increased cost for outsourcing color separations to improve quality of publications, increase in payroll cost for additional and higher level personnel, and one-time costs associated with consolidation of editorial operations in the Company's Miami office. The consolidation of the editorial production to the Miami office began at the end of the first quarter and was completed in the second quarter of 1998.

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

Net loss for the six months ended June 30, 1998 was $1,640,812 which represents an increase of $162,759 from the net loss of $1,478,053 for the six month period ended June 30, 1997. Monthly interest payments of approximately $43,000 are due under a $5 million promissory note executed upon acquisition of the publishing assets acquired March 29, 1996 and monthly payments of approximately $113,000 are due under a $4.4 million promissory note executed upon acquisition of the publishing assets acquired September 6, 1996.

Liquidity and Capital Resources

During the six month period ended June 30, 1998, $526,504 in interest expense was charged to operations compared to $472,888 in interest expense for the six month period ended June 30, 1997. The interest expense was accrued primarily pursuant to two promissory notes delivered by Princeton and Firestone in connection with the purchases of the magazine publishing assets in March and September of 1996.

Liquidity and capital resources are discussed in three broad categories: operating activities, investing activities and financing activities.

Cash decreased $460,797 to $155,761 at June 30, 1998 from $616,558 at December 31, 1997. Net cash used in operating activities was $752,884 during the six month period ended June 30, 1998 compared to cash used by operating activities of $448,536 during the six month period ended June 30, 1997. The increase of $304,348 in net cash used in operating activities in the six month period of 1998 compared to the same period of 1997 occurred primarily due to increase in paper costs, increased cost for outsourcing color separations to improve quality of publications, increase in payroll cost for additional and higher level personnel, and one-time costs associated with consolidation of editorial operations in the Company's Miami office.

During the six month period ended June 30, 1998, net cash used in investing activities was $681,963 compared with $78,133 used in investing activities during the six month period ended June 30, 1997. The increase is primarily due to advances on a note receivable.

During the six month period ended June 30, 1998, net cash provided by financing activities was $974,050 representing an increase of $686,145 from net cash provided by financing activities of $287,905 during the six month period ended June 30, 1997. In the first six months of 1997 cash was provided from borrowing on a line of credit. In the six months of 1998 cash was provided by proceeds from notes payable and by exercise of stock options and primary usage was for payment of principal on the second acquisition note which began amortizing in October 1997 and on the line of credit.

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



PART II.  OTHER INFORMATION

Item 1:     Legal Proceedings

Jennifer Fain filed suit against the Company and its subsidiary, Firestone Publishing, Inc., on April 17, 1998 in the Superior Court of Cobb County, Georgia seeking compensatory damages in the amount of $2,500,000, exemplary damages in the amount of $2,500,000, costs, and other unspecified relief for alleged publication of material without consent. The Company is vigorously defending itself in this litigation, and management anticipates that if any damages are awarded to the plaintiff, the amount of such damages will be substantially lower than the amount sought.

Item 5:     Other Information.

The Company named Norman Raben as Chief Operating Officer and Executive Vice President - Director of Sales and Marketing in May, 1998. Mr. Raben has 25 years experience in magazine publishing, printing and direct marketing. He was Co-Founder, President and Chief Operating Officer of Inc. Magazine, Co-Founder and Publisher of Bicycle Guide Magazine, and Founder and Publisher of The Walking Magazine. From 1993 to 1998, Mr. Raben was CEO of various printing, mailing and direct marketing companies which operated under the name Direct Marketing Services.

Item 6:     Exhibits and Reports on Form 8-K.

Exhibit 27.1    Financial Data Schedule.

                                   SIGNATURES

      In accordance with Section 13 and 15 (d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 1998


                                             PRINCETON MEDIA GROUP, INC.


                                             /s/ James J. McNamara
                                             By: James J. McNamara,
                                             Chairman of the Board and
                                             Acting Chief Executive Officer