Form 10KSB/A
period 1997-12-31
PRINCETON MEDIA GROUP INC
filed 1998-09-04
CIK 814456

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                             AMENDMENT NUMBER 1 TO
                                  FORM 10-KSB


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

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

                             PRINCETON MEDIA GROUP, INC.
                                   FORM 10-KSB
                      For the Year Ended December 31, 1997

                                      INDEX


                   HEADING                                              PAGE


PART I
Item 1.           Description of Business                               3
Item 2.           Description of Properties                             6
Item 3.           Legal Proceedings                                     7
Item 4.           Submission of Matters to a Vote of Security Holders   7

PART II
Item 5.           Market for Common Equity and Related
                        Stockholder Matters                             8
Item 6.           Management's  Discussion  and  Analysis               8
Item 7.           Financial Statements                                  12
Item 8.           Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure          13

PART III
Item 9.           Directors, Executive Officers, Promoters and
                     Control Persons; Compliance with Section 16(a)     14
Item 10.          Executive Compensation                                16
Item 11.          Security Ownership of Certain Beneficial Owners
                        and Management                                  18
Item 12.          Certain Relationships and Related Transactions        20
Item 13.          Exhibits and Reports on Form 8-K                      21

SIGNATURES                                                              26

<R/>

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




ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



In 1997, the Company loaned a total of $284,017 to Celebrity Entertainment, Inc. ("Celebrity"), whose President and a director is James J. McNamara, Chairman of the Company. The loan to Celebrity accrues interest at prime rate, which was 8.5% as of December 31, 1997, and is payable on demand. The loan was unsecured as of December 31, 1997. As of the date of the filing of this Amendment No. 1, Celebrity has agreed to secure the repayment of the loan by a mortgage on an oil and gas lease owned by Celebrity in Texas with a book value of approximately $1,200,000. The mortgage would be subordinate to prior obligations of approximately $300,000 payable over the next 18 months. Celebrity's financial condition is such that there is a substantial question whether Celebrity would be able to repay the loan. Moreover, there is no assurance that a foreclosure proceeding on the oil and gas lease would render sufficient proceeds to repay the loan in full. In addition, in order for Celebrity to maintain its ownership of the oil and gas lease, it is required to undertake continuous drilling efforts. There is no assurance that its financial condition will allow it to do so, and thus no assurance that its ownership of the oil and gas lease will continue. As of the date hereof, the loan has been guaranteed by Mr. McNamara to the extent of amounts owing by Mr. McNamara to Celebrity.

Celebrity loaned all of those funds, as well as an additional $188,483, for a total of $472,500, to Mr. McNamara during 1997. The loan from Celebrity to Mr. McNamara accrues interest at prime rate, which was 8.5% as of December 31, 1997, and is payable on demand. The loan to Mr. McNamara is unsecured.

The funds used by the Company to make the above-described loan were the proceeds from the exercise of stock options issued by the Company to an entity wholly controlled by J. William Metzger, the other director of Celebrity, as compensation for consulting services rendered to the Company by Mr. Metzger during 1997.

In 1996, the Company had a short-term note with Celebrity due upon demand with interest accruing at prime (8.25% as of December 31, 1996). The note balance and related accrued interest was $6,975 and $83, respectively, as of December 31, 1996. The note was paid off in 1997. Interest expense on the note was $9,059 during 1996.

In 1996 Celebrity purchased $1.4 million in Preferred Series E shares.
All of these shares were redeemed during 1997. Cumulative dividends paid on these shares in conjunction with a conversion settlement amounted to $490,000 for the year ended December 31, 1997.

The Company shares corporate headquarters office space with Celebrity.



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

10.36 Distribution Agreement with Curtis Circulation Company dated April 22, 1983; filed as Exhibit 10.36 to the Company's Form 10-KSB for the fiscal year ended December 31, 1997, File No. 0-16355, filed with the Securities and Exchange Commission on March 30, 1998; incorporated herein by reference.

10.37 Amendment to Distribution Agreement with Curtis Circulation Company dated March 6, 1989; filed as Exhibit 10.37 to the Company's Form 10-KSB for the fiscal year ended December 31, 1997, File No. 0-16355, filed with the Securities and Exchange Commission on March 30, 1998; incorporated herein by reference.

10.38 Amendment to Distribution Agreement with Curtis Circulation Company dated February 3, 1994; filed as Exhibit 10.38 to the Company's Form 10-KSB for the fiscal year ended December 31, 1997, File No. 0-16355, filed with the Securities and Exchange Commission on March 30, 1998; incorporated herein by reference.

10.39 Lease Agreement with Dolphin Lakes Partnership [now with Nationalwide Finance Corporation, as successor] dated July 20, 1995; filed as Exhibit
     10.39 to the Company's Form 10-KSB for the fiscal year ended December 31, 1997, File No. 0-16355, filed with the Securities and Exchange Commission on March 30, 1998; incorporated herein by reference.

10.40 Addendum to Lease with Nationalwide Finance Corporation dated February 10, 1998; filed as Exhibit 10.40 to the Company's Form 10-KSB for the fiscal year ended December 31, 1997, File No. 0-16355, filed with the Securities and Exchange Commission on March 30, 1998; incorporated herein by reference.

27.1 Financial Data Schedule, filed as Exhibit 27.1 to the Company's Form 10-KSB for the fiscal year ended December 31, 1997, File No. 0-16355, filed with the Securities and Exchange Commission on March 30, 1998; incorporated herein by reference.

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

Date: Sept. 4, 1998


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