Form 10QSB/A
period 1998-03-31
PRINCETON MEDIA GROUP INC
filed 1998-09-04
CIK 814456

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                              AMENDMENT NUMBER 1 TO
                                  FORM 10-QSB


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

            Yes  [   ]        No  [ X ]

PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements (unaudited)

All financial information is expressed in United States dollars.

      INDEX TO FINANCIAL STATEMENTS

      Consolidated Balance Sheet as of March 31, 1998                          4

      Consolidated Statements of Operations and Accumulated Deficit
         for the Three Months Ended March 31, 1998 and 1997                    5


      Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 1998 and 1997                    6


      Notes to Consolidated Financial Statements                               8


      Item 2.     Management's Discussion and Analysis                        11

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K                            15

Signatures                                                                    15

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






             See accompanying notes to consolidated financial statements.

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

Costs and expenses of revenues for the quarter ended March 31, 1998 were $4,451,568 compared to $3,890,891 for the quarter ended March 31, 1997. The increase of $560,677 in the first quarter of 1998 over the first quarter of 1997 was primarily due to increase in paper costs, increased cost for outsourcing color separations to improve quality of publications, increase in payroll cost for additional and higher level personnel, and one-time costs associated with consolidation of editorial operations in the Company's Miami office. The consolidation of the editorial production to the Miami office began in the first quarter of 1998 and will be completed in the second quarter of 1998.

EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) was $74,104 and $367,940 for the quarters ended March 31, 1998 and 1997, respectively. The decrease of $293,836 in the first quarter of 1998 over the first quarter of 1997 was primarily due to increase in paper costs, increased cost for outsourcing color separations to improve quality of publications, increase in payroll cost for additional and higher level personnel, and one-time costs associated with consolidation of editorial operations in the Company's Miami office. The consolidation of the editorial production to the Miami office began in the first quarter and will be completed in the second quarter of 1998.

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

During the quarter ended March 31, 1998, net cash used in investing activities was $294,775 compared with $34,087 used in investing activities during the quarter ended March 31, 1997. The increase is primarily due to advances on a note receivable to an affiliated company. See Item 5, Other Information - Certain Relationships and Related Transactions.

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

PART II.  OTHER INFORMATION


Item 5:     Certain Relationships and Related Transactions

During the first quarter of 1998, the Company loaned a total of $264,022 to Celebrity Entertainment, Inc.("Celebrity"), whose President and a director is James J. McNamara, Chairman of the Company. This amount was in addition to funds loaned by the Company to Celebrity during 1997 totaling $284,017, which remain outstanding. The total amount outstanding as of March 31, 1998 was $548,039. The loan to Celebrity accrues interest at prime rate, which was 8.5% as of March 31, 1998 and is payable on demand. The loan was unsecured as of March 31, 1998. As of the date of the filing of this Amendment No. 1, Celebrity has agreed to secure the repayment of the loan by a mortgage on an oil and gas lease owned by Celebrity in Texas with a book value of approximately $1,200,000. The mortgage would be subordinate to prior obligations of approximately $300,000 payable over the next 18 months. Celebrity's financial condition is such that there is a substantial question whether Celebrity would be able to repay the loan. Moreover, there is no assurance that a foreclosure proceeding on the oil and gas lease would render sufficient proceeds to repay the loan in full. In addition, in order for Celebrity to maintain its ownership of the oil and gas lease, it is required to undertake continuous drilling efforts. There is no assurance that its financial condition will allow it to do so, and thus no assurance that its ownership of the oil and gas lease will continue. As of the date hereof, the loan has been guaranteed by Mr. McNamara to the extent of amounts owing by Mr. McNamara to Celebrity.

During the first quarter of 1998, Celebrity loaned a total of $145,806 to Mr. McNamara. Celebrity had previously loaned an aggregate of $472,500 to Mr. McNamara during 1997, which amount remains outstanding. The total amount outstanding as of March 31, 1998 was $618,306. The loan from Celebrity to Mr. McNamara accrues interest at prime rate, which was 8.5% as of March 31, 1998, and is payable on demand. The loan to Mr. McNamara is unsecured.

The funds used by the Company to make the above-described loan were the proceeds from the exercise of stock options issued by the Company to an entity wholly controlled by J. William Metzger, the other director of Celebrity, as compensation for consulting services rendered to the Company by Mr. Metzger during the first quarter of 1998.


Item 6:     Exhibits and Reports on Form 8-K.

(a) Exhibits
Exhibit 27.1 Financial Data Schedule. Filed as Exhibit 27.1 to the Company's Form 10-QSB for the quarterly period ended March 31, 1998, filed on May 14, 1998, file no. 0-16355, incorporated herein by reference.

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