Form 10QSB/A
period 1998-06-30
PRINCETON MEDIA GROUP INC
filed 1998-09-04
CIK 814456

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

                              AMENDMENT NUMBER 1 TO
                                   FORM 10-QSB

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

      Net cash used in
         investing activities                                ( 681,961)    (   78,133)




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


During the six month period ended June 30, 1998, net cash used in investing activities was $681,963 compared with $78,133 used in investing activities during the six month period ended June 30, 1997. The increase is primarily due to advances to an affiliated company on a note receivable. See Item 5, Other Information - Certain Relationships and Related Transactions.


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

      Certain Relationships and Related Transactions

During the second quarter of 1998, the Company loaned a total of $338,964 to Celebrity Entertainment, Inc. ("Celebrity"), whose President and a director is James J. McNamara, Chairman of the Company. This amount was in addition to funds loaned by the Company to Celebrity during the first quarter of 1998 totaling $264,022 and during 1997 totaling $284,017. All of such amounts loaned remain outstanding. The total amount outstanding as of June 30, 1998 was $887,003. The loan to Celebrity accrues interest at prime rate, which was 8.5% as of June 30, 1998, and is payable on demand. The loan was unsecured as of June 30, 1998. As of the date of the filing of this Amendment No. 1, Celebrity has agreed to secure the repayment of the loan by a mortgage on an oil and gas lease owned by Celebrity in Texas with a book value of approximately $1,200,000. The mortgage would be subordinate to prior obligations of approximately $300,000 payable over the next 18 months. Celebrity's financial condition is such that there is a substantial question whether Celebrity would be able to repay the loan. Moreover, there is no assurance that a foreclosure proceeding on the oil and gas lease would render sufficient proceeds to repay the loan in full. In addition, in order for Celebrity to maintain its ownership of the oil and gas lease, it is required to undertake continuous drilling efforts. There is no assurance that its financial condition will allow it to do so, and thus no assurance that its ownership of the oil and gas lease will continue. As of the date hereof, the loan has been guaranteed by Mr. McNamara to the extent of amounts owing by Mr. McNamara to Celebrity.

During the second quarter of 1998, Celebrity loaned a total of $67,806 to Mr. McNamara. Celebrity had previously loaned an aggregate of $618,306 to Mr. McNamara during 1997 and the first quarter of 1998, most of which amounts remain outstanding. The total amount owed by Mr. McNamara to Celebrity as of June 30, 1998 was $686,112. The loan from Celebrity to Mr. McNamara accrues interest at prime rate, which was 8.5% as of June 30, 1998 and is payable on demand. The loan to Mr. McNamara is unsecured.

The funds used by the Company to make the above-described loan were the proceeds from the exercise of stock options issued by the Company to an entity wholly controlled by J. William Metzger, the only other director of Celebrity, as compensation for consulting services rendered to the Company by Mr. Metzger during the second quarter of 1998.



Item 6:     Exhibits and Reports on Form 8-K.


Exhibit 27.1 Financial Data Schedule. Files as Exhibit 27.1 to the Company's Form 10-QSB for the quarterly period ended June 30, 1998, filed on August 14, 1998, File No. 0-16355, incorporated herein by reference.

                                   SIGNATURES

      In accordance with Section 13 and 15 (d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: Sept. 4, 1998


                                             PRINCETON MEDIA GROUP, INC.

                                             /s/James J. McNamara
                                             James J. McNamara,
                                             Chairman of the Board and
                                             and Acting Chief Executive Officer