Form 10QSB/A
period 1998-03-31
PRINCETON MEDIA GROUP INC
filed 1998-09-21
CIK 814456

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                              AMENDMENT NUMBER 2 TO
                                  FORM 10-QSB


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

General

The Company, through its wholly-owned subsidiaries, Princeton Publishing, Inc. and Firestone Publishing, Inc. is engaged in the publishing, printing, and distribution of approximately 25 periodical consumer lifestyle magazines. The Princeton and Firestone editorial staffs and offices are in New York City and Miami, respectively. However, the Company is consolidating its entire editorial production team in the Miami office beginning in April, 1998, which will be completed by the end of the second quarter. Several key employees will continue to operate in the New York office in the areas of circulation, promotion, and development. Kingston Press, Inc., a wholly-owned subsidiary of Princeton, leases and maintains a printing plant in Sussex, Wisconsin. The plant is used for the printing of the Company's magazines and to do printing work for third parties on a contract basis. The Company's executive offices are located in Palm Beach, Florida.

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

During the quarter ended March 31, 1998, net cash provided by financing activities was $46,469 representing a decrease of $297,184 from net cash provided by financing activities of $343,653 during the quarter ended March 31, 1997. In the first quarter of 1997 cash was provided from borrowing on a line of credit. In the first quarter of 1998 cash provided by financing activities was from the exercise of stock options. The major use of these proceeds was for advances on a note receivable to an affiliated company. See Item 5, Other Information - Certain Relationships and Related Transactions. Cash used in financing activities was primarily for payment of principal on the second acquisition note which began amortizing in October 1997.

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

Date: Sept. 21, 1998



                                             PRINCETON MEDIA GROUP, INC.


                                             /s/ James J. McNamara
                                             By: James J. McNamara,
                                             Chairman of the Board and
                                             Acting Chief Executive Officer