Form 10QSB/A
period 1998-06-30
PRINCETON MEDIA GROUP INC
filed 1998-09-21
CIK 814456

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

                              AMENDMENT NUMBER 2 TO
                                   FORM 10-QSB

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


During the six month period ended June 30, 1998, net cash provided by financing activities was $974,050 representing an increase of $686,145 from net cash provided by financing activities of $287,905 during the six month period ended June 30, 1997. In the first six months of 1997 cash was provided from borrowing on a line of credit. In the six months of 1998 cash provided by financing activities was from proceeds from notes payable and exercise of stock options. The major use of the proceeds from exercise of stock options was for advances on a note receivable to an affiliated company. See Item 5, Other Information - Certain Relationships and Related Transactions. Cash used in financing activities was primarily for payment of principal on the second acquisition note which began amortizing in October 1997 and on the line of credit.

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