Form 10QSB
period 1998-09-30
PRINCETON MEDIA GROUP INC
filed 1998-11-16
CIK 814456

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------
                                  FORM 10-QSB

(mark one)
      [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Securities registered under Section 12(g) of the Exchange Act as of September 30, 1998: Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]    NO  [  ]

The number of shares outstanding of the issuer's common stock, no par value, as of November 14, 1998 was 4,178,722.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

                            PRINCETON MEDIA GROUP, INC.

                                   FORM 10-QSB

                For the Quarterly Period Ended September 30, 1998


                                       INDEX
                                                                          Page
Number



PART I.  FINANCIAL INFORMATION

      Item 1.     Financial Statements (unaudited)

           All financial information is expressed in United States dollars.

            INDEX TO FINANCIAL STATEMENTS

         Consolidated Balance Sheet September 30, 1998

         Consolidated Statements of Operations and Accumulated Deficit for the Nine Months Ended September 30, 1998 and 1997
           and for the Three Months Ended September 30, 1998 and 1997

         Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 1998 and 1997

         Notes to Consolidated Financial Statements


      Item 2.     Management's Discussion and Analysis


PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

Signatures

                          PRINCETON MEDIA GROUP, INC.
                          Consolidated Balance Sheet
                              September 30, 1998
                                 (Unaudited)

                                        Assets
Current assets
Cash                                                                   $     99,445
Accounts receivable, net                                                  2,767,486
Marketable securities                                                        17,080
Inventories                                                                 298,819
Prepaid expenses                                                             24,574

   Total current assets                                                   3,207,404

Property and equipment, net                                               1,513,836

Deposits                                                                    101,488
Note receivable and accrued interest - related party, net of
   allowance for bad debt of $1,014,651                                           -
Trademarks, copyrights and other intangibles, net                        11,992,766

Total assets                                                           $ 16,815,494

                            Liabilities and Shareholders' Equity

Current liabilities
Accounts payable                                                        $ 3,345,663
Accrued expenses                                                            439,739
Note payable                                                                677,971
Borrowing under line of credit                                              500,000
Deferred revenue                                                            913,767
Accrued interest                                                            167,831
Current portion of long-term debt                                         1,184,089

   Total current liabilities                                              7,229,060

Long-term debt, less current portion                                      7,970,550

Shareholders' equity:
Series A Preference Shares                                                   28,923
Series C Preference Shares                                                  739,696
Common Stock                                                             21,297,070
Deficit                                                                 (20,449,805)

    Total shareholders' equity                                            1,615,884

Total liabilities and shareholders' equity                             $ 16,815,494



            See accompanying notes to consolidated financial statements.



                                PRINCETON MEDIA GROUP, INC.

                  Consolidated Statements of Operations and Accumulated Deficit

                                           (Unaudited)

                                                   Three Months Ended                      Nine Months Ended

                                                      September 30,                          September 30,

                                                    1998            1997                 1998              1997

Distribution, circulation, and
   other income                            $   2,292,462      $2,943,220          $ 8,220,657       $ 7,532,988
Advertising income                               637,450         852,474            2,046,185         2,259,517
Printing income                                  359,968         284,072            1,196,954           863,910

Net revenues                                   3,289,880       4,079,766           11,463,796        10,656,415

Cost of sales                                  2,856,558       2,879,051            8,971,763         7,782,283

Gross profit                                     433,322       1,200,715            2,492,033         2,874,132

Operating expenses                             1,239,684       1,516,525            4,443,178         4,204,454

Loss from operations                          (  806,362)     (  315,810)          (1,951,145)       (1,330,322)

Interest and other income                         22,217          60,271               52,692            69,618
Interest and other expense                    (  268,371)      ( 254,938)          (  794,573)         (727,826)
Bad debt expense                              (1,529,160)              -           (1,529,160)                -
Writeoff of deferred acquisition costs        (1,229,309)              -           (1,229,309)                -
Loss on disposition of asset                  (   25,866)              -           (   26,168)                -

Loss from continuing operations               (3,836,851)     (  510,477)          (5,477,663)       (1,988,530)

Provision for income taxes                             -         111,862                    -           111,862

Net loss                                      (3,836,851)     (  622,339)          (5,477,663)      ( 2,100,392)

Accumulated deficit, beginning of period    ( 16,612,954)    (13,129,168)        ( 14,972,142)      (11,368,215)

Preferred stock dividend (Note 9)                      -     (   720,341)                   -       ( 1,003,241)

Accumulated deficit, end of period          ($20,449,805)   ($14,471,848)        ($20,449,805)     ($14,471,848)



Basic and diluted loss per share                 ($ 0.93)          ($.62)              ($1.44)           ($2.38)




                        See accompanying notes to consolidated financial statements.




                          PRINCETON MEDIA GROUP, INC.

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                       Nine months ended September 30,

                                                               1998              1997

Cash flows from operating activities:
   Net income (loss)                                       $(5,477,663)   $(2,100,392)
     Adjustments to reconcile net loss
     to net cash used in
     operating activities
      Depreciation                                             249,587        229,176
      Amortization                                             288,091        281,446
      Loss on disposition of assets                             26,168              -
      Bad debt expense                                       1,529,160              -
      Writeoff of deferred acquisition costs                 1,228,309              -
      Interest on debenture conversion                               -       ( 54,435)
      Stock issued as payment for consulting, legal
         settlement, and employee stock option plan            426,079        439,475

      Changes in assets and liabilities:

      (Increase) decrease in:
        Accounts receivable                                 (  780,957)       560,446
        Inventories                                            237,165     (   72,576)
        Prepaid expenses and deposits                       (   54,429)        96,743
        Deferred acquisition costs                          (  191,969)             -
       Other assets                                                 -     (  157,400)
        Accrued interest receivable                         (   44,247)             -
      Increase (decrease)in:
        Accounts payable                                     1,415,971        733,370
        Accrued expenses                                        78,241     (  565,871)
        Income taxes payable                                         -        104,400
        Due to related party                                         -     (   77,125)
        Deferred revenue                                        23,109        187,016
        Accrued interest payable                               107,500        313,985

      Net cash used in
         operating activities                               (  937,473)     (  81,742)

Cash flows from investing activities:

   Capital expenditures                                      ( 63,260)     ( 206,072)
   Proceeds on sale of assets                                   4,000              -
   Investment in joint venture                               ( 25,866)             -
   Advances on note receivable - related party              ( 686,387)             -

      Net cash used in
         investing activities                               ( 771,513)     ( 206,072)


(Continued)

Cash flows from financing activities:

   Proceeds from issuance of common stock                            -       1,736,000
   Proceeds from exercise of options on common stock           740,125         337,500
   Proceeds remitted from stock sales in settlement of
      convertible securities (Note 9)                                -      (2,051,800)
   Proceeds from note payable                                1,750,000         620,000
   Payments of long-term debt                               (1,177,507)     (  381,882)
   Payments on line of credit                               (  118,333)              -

      Net cash provided by
         financing activities                                1,194,285         259,818

Net increase (decrease) in cash                             (  517,113)     (   27,996)

Cash, December 31, 1997 and 1996                               616,558         630,163

Cash, September 30, 1998 and 1997                            $  99,445      $  602,167


Supplemental disclosures of cash flow information:
                                                                  1998            1997

Interest paid                                             $    687,073     $   413,757
Income taxes paid                                         $          -     $     7,462

Noncash investing and financing activities:
Common stock issued for consulting, legal settlement,
   and employee stock option plan                         $    426,079     $   439,475
Common stock issued for capitalized
   consulting services on acquisitions in process         $    457,696     $   329,514
Common stock issued for accrued severance                 $          -     $   380,625
Common stock issued for accrued expense                   $      1,781     $         -
Settlement of convertible preferred stock
   and conversion of debentures                           $          -     $ 4,638,046
Dividend adjustment - warrants                            $          -     $   507,012
Common stock issued for franchise rights                  $          -     $    25,000
Printing equipment acquired for note                      $          -     $    77,000
Trademarks acquired for advertising credits in
   1998 of $100,000 and in 1997 of $300,000
   And accrued expense of $100,000                        $    100,000     $   400,000

             See accompanying notes to consolidated financial statements.



                           PRINCETON MEDIA GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis for Presentation

The accompanying unaudited interim financial statements consolidate the accounts of Princeton Media Group, Inc. ("Princeton" or "PMG") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of their operations and their cash flows for the quarters ended September 30, 1998 and 1997 and for the nine month periods ended September 30, 1998 and 1997. The results of operations for the quarter ended September 30, 1998 and for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

Subsequent Events

As disclosed in report filed on Form 8-K filed with the SEC on November 3, 1998, the two wholly-owned subsidiaries of PMG and a wholly-owned subsidiary of one of the subsidiaries are unable to meet current obligations as they become due. Management of the Company has made extensive efforts over the last several months to obtain sufficient financing to fund a plan of restructuring that would improve cash flows and maintain operations of these subsidiaries. Management determined that such financing was not obtainable in the time necessary for operations to remain viable.

On October 27, 1998, Princeton Publishing, Inc. and Firestone Publishing, Inc., wholly-owned subsidiaries of Princeton Media Group, Inc., and Kingston Press, Inc., a wholly-owned subsidiary of Princeton Publishing, Inc., each filed an Assignment for the Benefit of Creditors (the Assignment(s)), a proceeding governed under the laws of the State of Florida. The Assignments were filed with the Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida on October 27, 1998. The Assignment proceeding gives creditors the opportunity to file proofs of claims. The Assignments were filed in order to expedite an orderly sale and disposition of the assets of the entities and pay claims in order of priority.

The three companies filing the Assignments were in the publishing and printing business. Their operations constituted all of the operations of the Company.

2.   Deferred Acquisition Costs

Since inception of the publishing and printing operations of the Company with two acquisitions in 1996, management has attempted to negotiate additional acquisitions of businesses in publishing and related electronic media that would enhance the printing and publishing operations. In early 1997, the Company engaged an investment banking firm and received assurances the firm would be able to locate financing for a group of acquisitions totaling up to $40 million. Extensive due diligence and negotiations proceeded with several potential business acquisitions for over a year and a half. Costs included but were not limited to legal expense, consultants for financing strategy and due diligence, and related travel. The associated costs for the various projects were recorded as deferred acquisition costs. As of the end of the third quarter of 1998 these deferred costs totaled $1,228,309. The group of acquisitions was to be financed at one time in a single financing package and deferred costs were to be amortized over the appropriate life upon closing of the group purchase. In the third quarter of 1998, the investment banking firm indicated it no longer would be able to obtain financing. Management attempted to negotiate but was unable to obtain alternative financing. At the end of the third quarter of 1998, management determined it was unlikely acquisitions would occur and the the full amount of $1,228,309 which was capitalized over a period exceeding a year was written off to expense.

3.   Revenue Recognition

The Company's accounting policy regarding revenue recognition is disclosed in Form 10-KSB. Additionally, advertising revenue is recognized when the magazine in which it appears is placed on sale.

4.   Related Party Loan - Allowance for Doubtful Account

The Company made a loan to a company related by common directorship (see Item 5, Other Information - Certain Relationships and Related Transactions). As of the end of the third quarter of 1998 the loan totaled $970,404 with accrued interest of $44,247. Due to the uncertainty of collection (as detailed in Item 5), the entire loan amount and accrued interest in the total amount of $1,014,651 was expensed as bad debt and a related allowance for doubtful account was recorded in the third quarter of 1998.

5.   Basic and Dilutive Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants, and additional shares assuming the conversion of debentures and preferred shares, are excluded from the computation as their effect is antidilutive.

For the quarter and for the nine months ended September 30, 1998, cumulative dividends of $11,000 and $33,000, respectively, related to preferred Series C have been added to net loss in the loss per share computation.

The following table sets forth the computation of basic and diluted loss per share as of September 30, 1998 and 1997:
                                                      1998             1997

Net loss                                       $(5,477,663)     $(2,100,392)
  Preferred dividends - Series C                (   33,000)      (   33,000)
  Preferred dividends - Series E                         -       (  366,493)
  Deemed dividends                                       -       (1,003,241)

Net loss for computation of earnings           $(5,510,663)     $(3,503,126)

Weighted average common shares outstanding       3,834,303        1,473,348

Basic and diluted loss per share:              $(     1.44)     $(     2.38)


6.  Accounts Receivable

Accounts receivable at September 30, 1998 consisted of the following:

Accounts receivable, gross                                       $7,362,578
   Less: allowance for returns and miscellaneous charges         (4,071,605)
   Less: allowance for doubtful accounts                         (  523,487)

Total accounts receivable, net                                   $2,767,486

7.  Inventories

Inventories at September 30, 1998 consisted of the following:

Paper                                                              $107,932
Ink                                                                  16,828
Work in process                                                     174,059

Total inventories                                                  $298,819

8.    Property and equipment

Property and equipment as of September 30, 1998 consisted of the following assets, all depreciated using the straight-line method over the estimated useful lives of the assets which range from five to seven years:

      Printing equipment                                         $1,976,121
      Computer equipment                                            177,432
      Office furniture and equipment                                122,879

         Total property and equipment, cost                       2,276,432

              Less accumulated depreciation                      ( 762,596)

      Total property and equipment, net                          $1,513,836

9.   Trademarks, copyrights and other intangibles

Trademarks, copyrights and other intangibles at September 30, 1998, consist of the following:

   Trademarks and copyrights                                    $12,744,187
   Organizational costs                                              34,387
   Franchise rights                                                  57,140

      Total intangibles, cost                                    12,835,714
      Less accumulated amortization                              (  842,948)

   Trademarks, copyrights, and
   other intangibles, net                                       $11,992,766

The Company has examined trademarks and copyrights of magazines published as to any impairment of value in light of the Assignments on October 27, 1998
(See Note 1). The Assignee's responsibility is to sell or otherwise dispose of the assets on a timely basis. Management concludes that if the magazines are sold or distributed to secured parties on a timely basis and publication of the magazines continues with minimal interruption, value of the trademarks and copyrights will be maintained. As of the date of this report, management does not feel there is any basis for recording impairment of value, if any.

10.   Long - term debt

Long-term debt at September 30, 1998 consisted of the following:

   Note payable - First Seller                                   $5,000,000
   Note payable - Second Seller                                   3,720,037
   Note payable                                                     158,149
   Note payable                                                     250,000
   Capital lease obligations                                         26,453

      Total long-term debt                                        9,154,639
      Less current portion                                       (1,184,089)

   Total long-term debt, net of current portion                  $7,970,550

11. Change in common shares for the nine months ended September 30, 1998 was as follows:
                                                        Shares         Amount

Balance at December 31, 1997                         3,361,623    $19,671,389
Common shares issued -
   In employee stock option plan                         8,289         14,506
   To consultants in operations                        107,300        411,573
   To consultants in capital acquisitions              228,510        457,696
   For accrued consulting expense                        1,000          1,781
   In exercise of stock options by consultants         471,000        740,125

Balance at September 30, 1998                        4,177,722    $21,297,070



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

General

Through the end of the nine months ended September 30, 1998, the Company through its wholly-owned subsidiaries, Princeton Publishing, Inc. and Firestone Publishing, Inc. was engaged in the publishing, printing, and distribution of approximately 25 periodical consumer lifestyle magazines. The Princeton and Firestone editorial staffs were in Miami. Previously the Princeton editorial staff was in New York City. The Company consolidated its entire editorial production team in the Miami office beginning in April, 1998 and completed the transition by the end of the second quarter. Several key employees continued to operate in the New York office in the areas of circulation, promotion, and development. Kingston Press, Inc., a wholly-owned subsidiary of Princeton, leased and maintains a printing plant in Sussex, Wisconsin. The plant was used for the printing of the Company's magazines and to do printing work for third parties on a contract basis. The Company's executive offices are located in Palm Beach, Florida.

Subsequent Events

The two wholly-owned subsidiaries of PMG and a wholly-owned subsidiary of one of the subsidiaries were unable to meet current obligations as they became due. Management of the Company has made extensive efforts over the last several months to obtain sufficient financing to fund a plan of restructuring that would improve cash flows and maintain operations of these subsidiaries. Management determined that such financing was not obtainable in the time necessary for operations to remain viable.

The Company was engaged in niche magazine publishing. This segment of the magazine publishing industry relies heavily on rack sales for circulation and on impulse buyers that purchase product through rack sales. Management has been aware of a large decrease in rack sales outlets over the last several years.
The decline in rack distribution has perpetuated a related decline in adver-tising revenue in these rack-sales-dependent publications. Management had attempted to offset declines in this area of revenue through acquisitions in other related and complementary segments of the media industry including the Internet and other electronic media areas. Management felt investment in electronic media entities would also produce advertising revenue for the publishing segment of the business. Management was unable to effectuate such acquisitions rapidly enough to offset the declines in the printing and publishing segments of operations.

On October 27, 1998, Princeton Publishing, Inc. and Firestone Publishing, Inc., wholly-owned subsidiaries of Princeton Media Group, Inc., and Kingston Press, Inc., a wholly-owned subsidiary of Princeton Publishing, Inc., each filed an Assignment for the Benefit of Creditors (The Assignment(s)), a proceeding governed under the laws of the State of Florida. The Assignments were filed with the Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida on October 27, 1998. The Assignment proceeding gives creditors the opportunity to file proofs of claims. The Assignments were filed in order to expedite an orderly sale and disposition of the assets of the entities and pay claims in order of priority.

Year 2000 Reporting

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

The nine month period ended September 30, 1998 compared to the nine month period ended September 30, 1997:

Revenues for the nine month period ended September 30, 1998 amounted to $11,463,796 compared to $10,656,415 for the nine month period ended September 30, 1997. The increase of $807,381 is due to an increase in distribution and circulation income of $687,669 and an increase in printing income of $333,044 and offset by a decrease of $213,332 in advertising revenue over the same period in the prior year. The distribution increase is partly due to several new successful magazines and partly due to improved performance of existing publications. The printing income increase is due to additional printing contracts to increase the utilization of the printing plant to nearly 100%.

Costs and expenses of revenues for the nine month period ended September 30, 1998 were $13,414,941 compared to $11,986,737 for the nine month period ended September 30, 1997. The increase of $1,428,204 was primarily due to increase in paper costs, increased cost for outsourcing color separations to improve quality of publications, increase in payroll cost for additional and higher level personnel, and one-time costs associated with consolidation of editorial operations in the Company's Miami office. The consolidation of the editorial production to the Miami office began in the first quarter of 1998 and was completed in the second quarter of 1998.

Other expenses in the nine months ended September 30, 1998, included writeoff of deferred acquisition costs of $1,229,309 (see Note 2 of the financial statements) and bad debt expense of $1,529,160 (see Note 4 of the financial statements.) There were no equivalent expenses in the same period of the prior year.

Net loss for the nine months ended September 30, 1998 was $5,477,663 which represents an increase of $3,377,271 from the net loss of $2,100,392 for the nine month period ended September 30, 1997. The increase in net loss is primarily due to the nonrecurring writeoff of deferred acquisition costs and bad debt expense which combined total $2,758,469.

Monthly interest payments of approximately $43,000 are due under a $5 million promissory note executed upon acquisition of the publishing assets acquired March 29, 1996 and monthly payments of approximately $113,000 are due under a $4.4 million promissory note executed upon acquisition of the publishing assets acquired September 6, 1996.

Liquidity and Capital Resources

During the nine month period ended September 30, 1998, $794,573 in interest expense was charged to operations compared to $727,826 in interest expense for the nine month period ended September 30, 1997. The interest expense was accrued primarily pursuant to two promissory notes delivered by Princeton and Firestone in connection with the purchases of the magazine publishing assets in March and September of 1996.

Liquidity and capital resources are discussed in three broad categories: operating activities, investing activities and financing activities.

Cash decreased $517,113 to $99,445 at September 30, 1998 from $616,558 at December 31, 1997. Net cash used in operating activities was $939,885 during the nine month period ended September 30, 1998 compared to cash used by operating activities of $81,742 during the nine month period ended September 30, 1997. The increase of $858,143 in net cash used in operating activities in the nine month period of 1998 compared to the same period of 1997 occurred primarily due to increase in paper costs, increased cost for outsourcing color separations to improve quality of publications, increase in payroll cost for additional and higher level personnel, and one-time costs associated with consolidation of editorial operations in the Company's Miami office.

During the nine month period ended September 30, 1998, net cash used in invest-ing activities was $771,513 compared with $206,072 used in investing activities during the nine month period ended September 30, 1997. The increase is primarily due to advances to an affiliated company on a note receivable. (See
Item 5, Other Information - Certain Relationships and Related Transactions.)

During the nine month period ended September 30, 1998, net cash provided by financing activities was $1,194,285 representing an increase of $934,467 from net cash provided by financing activities of $259,818 during the nine month period ended September 30, 1997. In the first nine months of 1997 cash was provided from issuance of common stock and borrowing on a line of credit. In the nine months of 1998 cash provided by financing activities was from proceeds from notes payable and exercise of stock options. The major use of the proceeds from exercise of stock options was for advances on a note receivable to an affiliated company. (See Item 5, Other Information - Certain Relationships and Related Transactions.) Cash used in financing activities was primarily for payment of long-term debt and on the line of credit.

As of October 27, 1998, the Company discontinued the operations of the businesses acquired during 1996. Management is pursuing an acquisition of a profitable business or group of businesses to restore shareholder value.


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

Item 5:     Other Information.

Certain Relationships and Related Transactions

During the third quarter of 1998, the Company loaned a total of $83,401 to Celebrity Entertainment, Inc. ("Celebrity"), whose President and a director is James J. McNamara, Chairman of the Company. This amount was in addition to funds loaned by the Company to Celebrity during the first two quarters of 1998 totaling $602,986 and during 1997 totaling $284,017. All of such amounts loaned remain outstanding. The total amount outstanding as of September 30, 1998 was $970,404. Accrued interest as of September 30, 1998, totaled $44,247. The loan to Celebrity accrues interest at prime rate, which was 8.5% as of September 30, 1998, and is payable on demand. The loan was unsecured as of September 30, 1998. Celebrity has agreed to secure the repayment of the loan by a mortgage on oil and gas operations owned by Celebrity in Texas with a book value of approxi-mately $1,200,000. The mortgage would be subordinate to prior obligations of approximately $300,000 payable over the next 18 months. Celebrity's financial condition is such that there is a substantial question whether Celebrity would be able to repay the loan. Moreover, there is no assurance that a fore-closure proceeding on the oil and gas operations would render sufficient proceeds to repay the loan in full. In addition, there is no assurance that Celebrity will be able to finance additional production-related activity on the oil and gas lease property. In the third quarter the Company recorded bad debt expense and allowance for doubtful accounts in the full amount of the loan and related accrued interest of $1,014,651 due to the uncertainty of collection.
The loan has been guaranteed by Mr. McNamara to the extent of amounts owing by Mr. McNamara to Celebrity.

During the third quarter of 1998, Celebrity loaned a total of $10,806 to Mr. McNamara. Celebrity had previously loaned an aggregate of $686,112 to Mr. McNamara during 1997 and the first two quarters of 1998, most of which amounts remain outstanding. The total amount owed by Mr. McNamara to Celebrity as of September 30, 1998 was $696,918. The loan from Celebrity to Mr. McNamara accrues interest at prime rate, which was 8.5% as of September 30, 1998 and is payable on demand. The loan to Mr. McNamara is unsecured.

The funds used by the Company to make the above-described loan were the proceeds from the exercise of stock options issued by the Company to an entity wholly controlled by J. William Metzger, the only other director of Celebrity, as compensation for consulting services rendered to the Company by Mr. Metzger during the nine months ended September 30, 1998.



Item 6:     Exhibits and Reports on Form 8-K.

Exhibit 27.2 Form 8-K regarding assignment of subsidiaries, filed on November 3, 1998, File No.0-16355, incorporated herein by reference.


                                   SIGNATURES

      In accordance with Section 13 and 15 (d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 1998


                                             PRINCETON MEDIA GROUP, INC.

                                             /s/James J. McNamara
                                             James J. McNamara,
                                             Chairman of the Board and
                                             and Acting Chief Executive Officer