Form 10KSB
period 1998-12-31
PRINCETON MEDIA GROUP INC
filed 1999-04-15
CIK 814456

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                    FORM 10-KSB

(mark one)
      [ X ]            ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

Securities registered under Section 12(g) of the Exchange Act as of December 31, 1998: Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]    NO  [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $11,443,984.
The aggregate market value of the voting stock held by non-affiliates computed by reference to the average closing bid and ask prices of such stock on April 15, 1999, was $-0-.

The number of shares outstanding of the issuer's common stock, no par value, as of April 15, 1999, was 4,178,722.

Transitional Small Business Disclosure Format (check one):
            Yes  [   ]        No  [ X ]

                                   PRINCETON MEDIA GROUP, INC.
                                   FORM 10-KSB
                      For the Year Ended December 31, 1998

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

<R/>

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY OF PRIOR BUSINESSES

Princeton Media Group, Inc. (which on October 29, 1996, changed its name from DeNovo Corporation and herein is referred to as "PMG" or the "Company") was incorporated under the laws of the Province of Ontario, Canada in September 1986. Through 1994, the principal focus of the Company's activities was the development of industrial waste heat recovery systems and wastepaper recycling projects. In July, 1994, a subsidiary of DeNovo merged with Ampac International Inc. ("Ampac"), the parent company of TeleConcepts International Inc.("TeleConcepts" or "TCI"). During 1994, the Company divested itself of all industrial waste heat recovery and wastepaper recycling projects to concentrate on the development of TeleConcepts.

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

PMG, through its wholly-owned subsidiaries, Princeton Publishing, Inc. and Firestone Publishing, Inc. published approximately 25 well-established lifestyle and special interest magazines which are distributed throughout the United States and internationally. The magazines included "Oui," "Fitness Plus," "Karate International," and "Lady's Circle Patchwork Quilts." Each magazine targeted a niche market consisting of readers with an active interest in a particular lifestyle or activity. This type of reader traditionally remains loyal to particular magazine titles for several years. The magazines' combined readership was approximately 2.4 million per month.

PMG, through Kingston Press, Inc., a wholly-owned subsidiary of Princeton Publishing, Inc., leased and operated a 70,000 square foot printing facility located in Sussex, Wisconsin, just outside of Milwaukee. The plant printed all of PMG's own magazines and also performed printing services for unrelated third parties.

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

The Company was engaged in niche magazine publishing. This segment of the magazine publishing industry relies heavily on rack sales for circulation and on impulse buyers that purchase product through rack sales. Management has been aware of a large decrease in rack sales outlets over the last several years. The decline in rack distribution has perpetuated a related decline in advertising revenue in these rack-sales-dependent publications. Management had attempted to offset declines in this area of revenue through acquisitions in other related and complementary segments of the media industry including the Internet and other electronic media areas. Management felt investment in electronic media entities would also produce advertising revenue for the publishing segment of the business. Management was unable to effectuate such acquisitions rapidly enough to offset the declines in the printing and publishing segments of operations.

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

Year 2000 Reporting

On August 4, 1998, the SEC issued expanded requirements for disclosure regarding the international computer programming problems whereby certain computer programs will not be able to properly recognize the date in the year 2000. Management believes the Company has no material exposure from the year 2000 problem. The Company s management information systems department reports that because the Company s system was originally designed to be unaffected by year 2000 problem, the Company has no exposure to the problem within its own system. Because the Company has discontinued operations, the Company has no vendors and suppliers whose non-compliance with correction of the problem could cause material damage to the Company.

CURRENT PLANS

During 1999, management of the Company intends to pursue a plan of attempting to locate an acquisition that could provide stable operations that would restore shareholder value.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company's executive offices are located at 214 Brazilian Avenue, Suite 300 Palm Beach, Florida 33480. This office space is approximately 800 square feet shared with another company related by common directorship.

The leased facility is on a well-traveled street in a commercial area and is in good condition. No significant improvements are planned for the leased facility. The Company maintains insurance required by each lease and considers the amounts adequate.

Total rental expense for the facility detailed above was paid by a related entity and offset by other intercompany office charges.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings other than routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common shares previously traded on the Nasdaq SmallCap Market under the symbol "PMGIF" and now trade on the Bulletin Board under the same symbol

The following table sets forth, for the periods indicated, the reported high and low bid and asked price quotations for the Common Stock for the periods indicated as reported by the Nasdaq SmallCap Market. Such quotations reflect inter-dealer prices, but do not include retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

                                      Common Stock

                                                          Sale
Period of Quotation                                  High         Low

1998

Fourth quarter                                     $  .72       $ 0.63*
Third quarter                                        1.54          .66
Second quarter                                       2.54         1.38
First quarter                                        2.47         1.75

1997

Fourth quarter                                     $ 3.62       $ 1.62
Third quarter                                        4.56         2.62
Second quarter                                       6.44         2.93
First quarter                                        6.06         2.00

* The Company's stock ceased to be traded on the Nasdaq SmallCap Market in November, 1998 and became a Bulletin Board stock under the same symbol, PMGIF.

As of December 31, 1998, there were 4,178,722 shares of common stock outstanding. As of the same date, there were 559 holders of record and approximately 750 beneficial holders of the common stock. As of April 15, 1999 there were 581 holders of record.

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



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-KSB regarding the Company's future prospects or profitability constitute forward-looking statements and as such, must be considered with caution and with the understanding that various factors could cause actual results to differ materially from those in such forward-looking statements. Such factors include but are not limited to failure of pending or anticipated acquisitions to be consummated.

The year ended December 31, 1998, compared to the year ended December 31, 1997:
Revenues for the year ended December 31, 1998 amounted to $11,443,984 compared to $15,572,990 for the year ended December 31, 1997, reflecting a decrease of $4,129,006. Revenues are almost entirely derived from magazine sales, subscriptions, advertising, and outside printing. The decrease in revenues reflected for the year ended December 31, 1998 is a result of the Company's assignment of its operating subsidiaries on October 27, 1998.

Costs and operating expenses for the year ended December 31, 1998 were $14,202,513 compared to $17,061,813 for the year ended December 31, 1997, resulting in a decrease of $2,859,300. The decline is due to the assignment of the Company's operating subsidiaries on October 27, 1998.


LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 1998, $746,065 in interest expense, net of interest income was charged to operations, compared to $968,826 for the year ended December 31, 1997, reflecting a decrease of $222,761. Interest expense is primarily related to two promissory notes delivered by Princeton and Firestone in connection with the purchases of the magazine publishing assets in March and September of 1996. According to the terms of the Firestone note, accrued interest from September 6, 1996, through September 6, 1997, in the amount of $414,466 was added to principal on September 6, 1997. Of the total interest expense of $798,944 in 1998, $691,444 was paid.

Net loss for the year ended December 31, 1998 was $7,766,167 which represents an increase of $5,308,518 from the net loss of $2,570,032 for the year ended December 31, 1997. The increase in loss from operations is attributable to the discontinuation of operations of the Company's subsidiaries, Princeton and Firestone.

Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

Cash decreased $616,558 to $-0- at December 31, 1998 from $616,558 at December 31, 1997.

During the year ended December 31, 1998, net cash used in investing activities was $772,996 compared with $190,395 used in investing activities during the year ended December 31, 1997.

During the year ended December 31, 1998, net cash provided by financing activities was $1,182,543, representing a decrease of $5,394,482 from net cash provided by financing activities of $6,577,025 during the year ended December 31, 1997.


RECENT ACCOUNTING PRONOUNCEMENTS

See Summary of Significant Accounting Policies to the Company's Consolidated Financial Statements for information relating to recent accounting pronouncements.




ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are included in this Annual Report following Item 13:

      INDEX TO FINANCIAL STATEMENTS

      Report of Independent Accountants

      Consolidated Balance Sheets December 31, 1998 and 1997

      Consolidated Statements of Operations and Accumulated Deficit For the Years Ended December 31, 1998 and 1997

      Consolidated Statements of Cash Flows
      For the Years Ended December 31, 1998 and 1997

      Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and disagreement with accountants on accounting and financial disclosure.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information concerning the directors, executive officers and significant employees as of March 20, 1998:

                     Year First   Position
                     Elected      With
Name           Age   Director     Company

PRINCETON MEDIA GROUP, INC.

J. McNamara    50    1996         Chairman, Director, Chief Executive
Officer,
                                    Acting President, and Secretary
J. Leshinsky   45    1996         Director
R. Perkins     47    1998         Director
R. Kendall     50    N/A          Senior Vice President - Finance, Treasurer,
                                    and Assistant Secretary

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

Romero Perkins is a financial and investment banking advisor who specialize in municipal and tax-advantaged investment equities and bonds. For the past five years he has worked with private capital funds. He formerly managed the bond placement department for the Secretary of Commerce of the State of Florida. Mr. Perkins resides in Tallahassee, Florida.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During 1998, the following directors, officers or beneficial owners of more than ten percent of any class of the Company's equity securities registered pursuant to section 12 failed to file on a timely basis reports required by section 16(a) of the Exchange Act:

                      No. of         No. of Transactions       Failure to File
Name                  Late Reports   Not Reported Timely       Required Form

Russel Leventhal            0                 0                    0
James J. McNamara           0                 0                    0

ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth all compensation awarded to, earned by or paid to the executive officers indicated during the years ended December 31, 1998 and 1997.

                          SUMMARY COMPENSATION TABLE


Long Term Compensation
                        Annual Compensation
Awards            Payouts

  (a)                 (b)    (c)          (d)         (e)
(f)       (g)           (h)         (i)

Securities

Under-
                                                    Other
Restricted   Lying                    All Other
 Name and                                           Annual
Stock      Options/      LTIP       Compen-
 Principal           Year   Salary       Bonus     Compensation
Awards      SARs      Payouts       sation
 Position                   ($)           ($)           ($)
($)         (#)          ($)           ($)

James McNamara       1998   $ 88,846(1)     -           -              -
1,200,000       -           -
Chairman of Board    1997   $150,000        -           -              -
1,200,000       -           -

Hugo Barreca         1998   $ 86,538(1)     -           -
-          -            -           -
Chief Financial      1997   $ 43,750(1)     -           -
-          -            -           -
Officer of PMG


(1) Based on an annual salary of $150,000; Mr. Barreca's term commenced 9/97 and ceased October 27, 1998. Mr. McNamara's salary ceased in October, 1998, but he continues to serve as Chairman of the Board without compensation.

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
-



PRINCETON MEDIA GROUP, INC.

James J. McNamara, Chairman of the Board, is acting as President and CEO of PMG until a president is elected. Mr. McNamara has an employment contract as detailed in Form 10-Q, March 31, 1996 incorporated herein by reference providing an annual salary of $150,000 and reimbursement of certain corporate expenses. Mr. McNamara has continued to serve without compensation since October 1998. The contract provides for certain stock options, none of which have been exercised.


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
214 Brazilian Ave.
Suite 300
Palm Beach FL 33480


Joel Leshinsky                  Common Stock       22,000(1)        Less than
1%
3409 Heather Terrace
Lauder Hill, FL 33319

Allstate Communications, Inc.   Common Stock       25,000(2)        Less than
1%
9000 Sunset Blvd.
Suite 606
Los Angeles, CA 90069

Allstate Communications, Inc.   Common Stock       31,000(2)             1%
Profit Sharing Plan
9000 Sunset Blvd.
Suite 606
Los Angeles, CA 90069

Russel Leventhal                Common Stock      256,500(3)            7.0%
Profit Sharing Plan
9000 Sunset Blvd.
Suite 606
Los Angeles, CA 90069

(1) Beneficially owned pursuant to currently exercisable stock options.
(2) Directly owned.
(3) Includes 200,500 shares directly owned; 25,000 shares beneficially owned, of which the direct owner is Allstate Communications, Inc. (these shares also listed above); and 31,000 shares beneficially owned, of which the direct owner is Allstate Communications, Inc. Profit Sharing Plan (these shares also listed above).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



The Company loaned a total of $685,971 and $284,017 in 1998 and 1997, respectively, to Celebrity Entertainment, Inc. ("Celebrity"), whose President and a director is James J. McNamara, Chairman of the Company. The loan to Celebrity accrued interest at prime rate, which was 8.5% as of December 31, 1998, and is payable on demand. The loan was unsecured as of December 31, 1998. Celebrity's financial condition is such that there is a substantial question whether Celebrity would be able to repay the loan. As of the date hereof, the loan has been guaranteed by Mr. McNamara to the extent of amounts owing by Mr.McNamara to Celebrity. The Company has accrued an allowance for doubtful account and related bad debt expense in the amount of $1,014,235 for all of the principal and accrued interest related to the note.

Celebrity loaned $472,501 during 1997 and an additional $218,021 during 1998 to Mr. McNamara. The loan from Celebrity to Mr. McNamara accrued interest at prime rate and was payable on demand. The loan to Mr. McNamara was settled in 1998.

The funds used by the Company to make the above-described loan were the proceeds from the exercise of stock options issued by the Company to an entity wholly controlled by J. William Metzger, the other director of Celebrity, as compensation for consulting services rendered to the Company by Mr. Metzger during 1998 and 1997.

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

      (b) The following report on Form 8-K was filed during the quarter ended December 31, 1998 by the Company:

Date            Date
of Report       Filed        Items Reported           Financial Statements
Filed
10/27/98        11/03/98 Assignment of the Company's        None
                         three wholly-owned subsidiaries
                         which constituted all of the
                         Company's operations.


                     SIGNATURES

      In accordance with Section 13 and 15 (d) of the Exchange Act of 1934, the
Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 1999


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

                                             /s/ Joel Leshinsky,
                                             By: Joel Leshinsky, Director


                                             /s/ Robert F. Kendall
                                             By: Robert F. Kendall, CPA
                                             Senior Vice President - Finance/
                                              Treasurer









REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Princeton Media Group, Inc.

We have audited the accompanying consolidated balance sheet of Princeton Media Group, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and the related consolidated statements of operations and accumulated deficit, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Princeton Media Group, Inc. and Subsidiaries as of December 31, 1998 and the consolidated results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has experienced significant operating losses, has placed all of its operating subsidiaries in assignment for the benefit of creditors, has an accumulated deficit and has negative working capital at December 31,
1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            /s/ Holyfield Associates, P.A.
                                             Certified Public Accountants


West Palm Beach, Florida
April 15, 1999

                          PRINCETON MEDIA GROUP, INC.
                          Consolidated Balance Sheet
                          December 31, 1998


                                        Assets
Current assets

Marketable securities                                                  $
7,850

   Total current assets
7,850

Property and equipment - furniture and office equipment
43,408
   Less accumulated depreciation                                             (
9,935)
Property and equipment, net
33,473

Total assets                                                            $
41,323

                  Liabilities and Shareholders' Equity (Deficit)

Current liabilities

Accounts payable                                                        $
259,862
Accrued expenses
50,000
Note payable on demand
153,581
Note payable on demand
250,000

   Total current liabilities
713,443

Shareholders' equity (deficit):

Series A Preference Shares
28,923
Series C Preference Shares
739,696
Common Stock
21,297,570
Deficit
(22,738,309)

    Total shareholders' equity (deficit)                                 (
672,120)

Total liabilities and shareholders' equity                              $
41,323











            See accompanying notes to consolidated financial statements.

                                    PRINCETON MEDIA GROUP, INC.

                   Consolidated Statements of Operations and Accumulated
Deficit

                          For the Years Ended December 31, 1998 and
1997


                 1998            1997

Revenues:
   Distribution, circulation, and other
income                                          $   8,196,277    $
11,398,054
   Advertising
income
2,050,753        3,000,838
   Printing
income
1,196,954        1,174,098

Net
revenues
       11,443,984       15,572,990

Costs and operating expenses:
   Cost of
sales
 9,345,876       10,999,454
   Selling and
administrative
4,856,637        6,062,359

       Loss from
operations                                                               (
2,758,529)      (1,488,823)

Other income (expense):
   Interest
income
   52,879           22,407
   Interest
expense
 (798,944)      (  991,233)
   Bad debt
expense
(1,554,610)               -
   Write off of deferred acquisition
costs                                                 (1,323,132)
   Loss on disposition of
assets                                                           (
9,532)               -
   Loss on assignment of
subsidiaries
(1,374,299)               -

       Total other
income,(expense)
(5,007,638)      (  968,826)

Loss before income
taxes
(7,766,167)      (2,457,649)

Provision for income
taxes
-          112,383

Net loss
           (7,766,167)      (2,570,032)

Accumulated deficit - beginning of the
year                                               (14,972,142)
(11,368,215)

Deemed dividend on convertible preferred stock (Note
18)                                            -       (1,033,895)

Accumulated deficit - end of the
year                                                   $ (22,738,309)
$(14,972,142)

Basic and diluted loss per share:

   Net loss per
share                                                                   $
( 1.99)     $    ( 1.67)

                     See accompanying notes to consolidated financial statements.

                          PRINCETON MEDIA GROUP, INC.

                     Consolidated Statements of Cash Flows

                 For the Years Ended December 31, 1998 and 1997

                                                        1998            1997
Cash flows from operating activities:
   Net loss                                        $(7,766,167)
$(2,570,032)
     Adjustments to reconcile net loss
     to net cash used in operating activities:
      Depreciation                                     277,395
310,182
      Amortization                                     318,999
372,030
      Loss on assignment of assets                       9,532
-
      Bad debt expense                               1,554,610
-
      Writeoff of deferred acquisition costs         1,323,132
-
      Loss on disposition of subsidiaries            1,374,299
-
      Stock issued and options and warrants granted
       for consulting services                         426,579
912,848
     Changes in assets and liabilities
      exclusive of assets and liabilities acquired:
      (Increase) decrease in:
         Accounts receivable                         ( 309,415)
34,630
         Marketable securities                               -         (
17,080)
         Inventories                                    80,559
120,041
         Due from related party                              -
(606,452)
         Deferred costs, acquisitions                ( 286,792)
(236,800)
         Income tax benefit                                  -
271,300
         Prepaid expenses                               12,593
110,897
         Deposits                                    (  77,089)
12,711
         Accrued interest receivable                 (  44,247)
-
      Increase (decrease) in:
         Accounts payable                            2,069,896
1,141,583
         Accrued expenses                           (  129,290)      (
771,588)
         Deferred revenue                               31,801
20,791
         Accrued interest                              107,500
313,802

                          PRINCETON MEDIA GROUP, INC.

                     Consolidated Statements of Cash Flows

                 For the Years Ended December 31, 1998 and 1997

                                                        1998            1997


         Long-term deferred taxes                            -       (
166,900)

      Net cash used in operating activities         (1,026,105)      (
748,037)

Cash flows from investing activities:
   Capital expenditures                             (   65,159)      (
190,395)
   Proceeds on sale of assets                            4,000
-
   Investment in joint venture                      (   25,866)
-
   Advances on note receivable - related party      (  685,971)
-

      Net cash used in investing activities         (  772,996)      (
190,395)

Cash flows from financing activities:
   Proceeds from issuance of common stock                    -
2,454,996
   Payments in settlement of convertible securities          -
(2,454,996)
   Proceeds from exercise of stock options             740,125
584,565
   Proceeds from notes payable                       1,750,000
1,120,000
   Payments on notes payable                        (1,183,557)      (
779,738)
   Payments on line of credit                       (  118,333)
-
   Cash assigned in assignment of subsidiaries      (    5,692)
-

      Net cash provided by financing activities      1,182,543
6,577,025

Net increase (decrease) in cash                      ( 616,558)      (
13,605)

Cash, beginning of period                              616,558
630,163


                          PRINCETON MEDIA GROUP, INC.

                     Consolidated Statements of Cash Flows

                 For the Years Ended December 31, 1998 and 1997

                                                        1998            1997

Cash, end of period                                $         -       $
616,558


Supplemental cash flow information:
   Interest paid                                   $   691,444       $ 673,812
   Income taxes paid                               $         -           7,983

Noncash Investing and Financing Activities:
   Printing equipment acquired for note            $         -       $  77,000
   Trademark acquired for advertising credit
     of $300,000 and accrued expense of $100,000   $         -       $
400,000       -
   Accrued interest on note reclassed as principal $         -       $
414,466       -
   Equipment acquired for capital leases           $         -       $  24,064
   Fair value of common stock issued
    and options and warrants granted -
     Upon conversion of convertible debt           $         -
$4,723,474
     For capital acquisitions                      $   457,696       $
341,844
     For franchise rights                          $         -       $
25,000

Additionally, the Company issued stock in payment of accrued severance expense of $380,635 in 1997.











            See accompanying notes to consolidated financial statements.

                          PRINCETON MEDIA GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Organization

Princeton Media Group, Inc. ("the Company") was incorporated in Ontario, Canada, in September, 1986, as DeNovo Corporation and operated several other businesses which were discontinued in 1995 and in prior years. In October 1996 the Company changed its name to Princeton Media Group, Inc. in order to reflect its new focus in the publishing, printing, and related media industries.

The Company operated a publishing and printing business that owned, published, and printed approximately twenty-five periodicals that have national and international distribution. Through several subsidiaries the Company had editorial staff in New York City and Miami Lakes, Florida, and a printing plant in the Milwaukee, Wisconsin area. All printing and publishing operations were acquired in 1996 through two purchases of substantially all of the assets and operations of existing businesses.

As disclosed in a report filed on Form 8-K filed with the SEC on November 3, 1998, the two wholly-owned subsidiaries of PMG and a wholly-owned subsidiary of one of the subsidiaries were unable to meet current obligations as they became due. Management of the Company had made extensive efforts over a period of several months during 1998 to obtain sufficient financing to fund a plan of restructuring that would improve cash flows and maintain operations of these subsidiaries. At the end of October management determined that such financing was not obtainable in the time necessary for operations to remain viable.

On October 27, 1998, Princeton Publishing, Inc. and Firestone Publishing, Inc., wholly-owned subsidiaries of Princeton Media Group, Inc., and Kingston Press, Inc., a wholly-owned subsidiary of Princeton Publishing, Inc., each filed an Assignment for the Benefit of Creditors (the Assignment(s)), a proceeding governed under the laws of the State of Florida. The Assignments were filed with the Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida. The Assignment proceeding gives creditors the opportunity to file proofs of claims. The Assignments were filed in order to expedite an orderly sale and disposition of the assets of the entities and pay claims in order of priority.

The three companies filing the Assignments were in the publishing and printing business. Their operations constituted all of the operations of the Company. The Company's common stock was publicly traded on the Nasdaq SmallCap market under the symbol "PMGIF" until November, 1998 at which time the Company voluntarily became a bulletin board stock traded on the OTC under the same symbol.

Management is currently investigating several acquisitions with operations sufficient to restore some or all value to shareholders.

Summary of Significant Accounting Policies

      (A)   Basis of Consolidation

The consolidated financial statements include the accounts of Princeton Media Group, Inc. ("PMG") and its wholly-owned subsidiaries, Princeton Publishing, Inc. and Firestone Publishing, Inc., until the assignment for the benefit of creditors on October 27, 1998. All significant intercompany transactions and balances have been eliminated.

      (B)   Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided at rates based on the estimated useful lives of the assets using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred; additions, replacements and major improvements are capitalized.

      (C)   Revenue Recognition

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

      (D)   Income Taxes

The Company uses the liability method of accounting for deferred income taxes.
Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

      (E)   Use of Estimates

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

      (F)   Net Loss Per Share

In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." This statement requires the presentation of basic and diluted earnings per share and replaced the presentation of primary and fully diluted earnings per share prescribed by APB Opinion 15. The Company has computed basic and diluted (loss) per share using the weighted average number of common shares outstanding, since common stock options and warrants, and the effect of assuming the conversion of the outstanding convertible securities were antidilutive in years showing losses.









The following table sets forth the computation of basic and diluted loss per share:

Loss from continuing operations                $(7,766,167)

Less: preferred stock dividends                 (   44,000)

Loss to common stockholders                     (7,810,167)


Weighted average common shares outstanding         3,921,116

Basic and diluted (loss) per share from
                         continuing operations $(     1.99)

      (G)   Recent Accounting Pronouncements

In 1997, the FASB issued Statements No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information," which are effective for fiscal years beginning after December 15,
1997. These Statements will have no effect on the Company's financial position or results of operations.

2.  Going Concern and Management's Plans

As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $672,120 at December 31, 1998. As detailed in Note 1, the Company placed all of its operating subsidiaries in assignment on October 27, 1998. Management is attempting to locate an acquisition that would provide stable operations, but there are no agreements to do so as of the date of filing of this report. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

3.   Deferred Acquisition Costs

Since inception of the publishing and printing operations of the Company with two acquisitions in 1996, management has attempted to negotiate additional acquisitions of businesses in publishing and related electronic media that would enhance the printing and publishing operations. In early 1997, the Company engaged an investment banking firm and received assurances the firm would be able to locate financing for a group of acquisitions totaling up to $40 million. Extensive due diligence and negotiations proceeded with several potential business acquisitions for over a year and a half. Costs included but were not limited to legal expense, consultants for financing strategy and due diligence, and related travel. The associated costs for the various projects were recorded as deferred acquisition costs. As of the end of 1998 these deferred costs totaled $1,228,309. The group of acquisitions was to be financed at one time in a single financing package and deferred costs were to be amortized over the appropriate life upon closing of the group purchase. In the third quarter of 1998, the investment banking firm indicated it no longer would be able to obtain financing. Management attempted to negotiate but was unable to obtain alternative financing. At the end of 1998, management determined it was unlikely acquisitions would occur and the full amount of $1,323,132 which was capitalized over a period exceeding a year was written off to expense.



4.  Income Taxes

In 1997, the Company provided a full valuation allowance against the deferred tax assets established in 1997 since it was more likely than not that the deferred tax asset would not be realized. The provision for income taxes (benefit) for 1997 consists of:
                                                       1997
Current:
 Alternative minimum tax and franchise taxes    $    7,983
Deferred:
 U.S. Federal
86,600               State and local
17,800

   Total deferred                                104,400


Total provision for income taxes (benefit)     $  112,383

There was no provision for income taxes for the year ended December 31, 1998 due to the disposition of the operating subsidiaries.

Current taxes in 1997 were amounts actually paid and the provision for deferred is the reversal of the prior year estimated benefit.
There were no deferred tax assets and liabilities at December 31, 1998 due to the disposition of the operating subsidiaries.

Reconciliations of the differences between income taxes computed at Federal statutory tax rates and consolidated provisions for income taxes are as follows:


1997
Loss before income taxes, writeoff of
   debt discount and issue costs
   and discontinued operations:                                      $(
2,457,649)

Income taxes computed at statutory rates:
   Federal benefit expected at 34%                                   $
(835,600)
State tax provisions, net of federal benefits                            (
98,300)
Other reconciling items-
   Non-deductible items
12,700
   Canadian expenses
514,700
   Alternative minimum tax and franchise taxes
7,983
   Valuation allowance
510,900

Provision (benefit) for income taxes                                 $    112,38
3

There was no provision for income taxes for the year ended December 31, 1998 due to the loss from the disposition of subsidiaries in 1998.

At December 31, 1997 the Company has available a net operating loss carryforward of approximately $83,000 expiring in the year 2012. There is no net operating loss carryover for years prior to 1996 since the net operating losses pertained to the operations of the subsidiary disposed of in 1996. There are no loss carryforwards for the year ended December 31, 1998 due to the disposition of the operating subsidiaries in 1998.




5.   Capital Stock

A summary of capital stock as of December 31, 1998 and 1997 is as follows:

                                                     Convertible Preferred
                                         Common      Series A       Series C

Par value                                None        None           None
Shares authorized                        Unlimited   Unlimited
1,100,000
Issued and outstanding - 12/31/98        4,178,122   32,500         1,100,000
Issued and outstanding - 12/31/97        3,480,787   32,500         1,100,000
Liquidation preference                   3rd         1st
2nd
Liquidation preference per share         -           $1.24          $.80
Total liquidation value                  -           $40,300        $880,000
Total cumulative dividends in arrears    -           $     -        $216,333
Per share arrearage                                  $     -        $    .20

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

            Series C:

These preference shares were redeemable at the option of the Company until January 31, 1998 under certain conditions pertaining to the trading prices of the Company's common shares, and convertible at the option of the holder at any time into common shares of the Company on the basis of 200 Series C shares for one common share (5,500 shares). The conversion ratio is subject to adjustment under certain conditions, including conditions relating to trading prices and subsequent share issues. Holders of Series C preference shares are entitled to receive a cumulative dividend of $.04 per share annually, payable in cash or common shares of the Company. Dividends in arrears totaled $260,333 at December 31, 1998.

            Series D and E:

These were entirely converted or redeemed in 1997. Management does not plan any further issuances.

      (B)   Options and Warrants

Options and warrants issued during 1998 and 1997 were as follows:

                                       1998                 1997
                                          Exercise            Exercise
                                  Shares    Price*    Shares     Price*
Outstanding at
   Beginning of year             388,638   $ 10.37    68,689   $119.56

Granted
   Consultants                    468,000   $ 1.59   462,500   $  2.77
   Settlements                          -        -   183,700   $  6.85

      Total granted               468,000   $ 1.59   646,200   $  3.93

Exercised                        (468,000) $  1.59  (265,000)  $  2.21
Expired                          ( 39,938) $ 54.53  ( 61,251)  $100.20
Outstanding and
   exercisable at year end        357,700  $  4.77   388,638   $ 10.37

* Weighted average

In 1998 total fair value of options and warrants granted as consulting fees was
$740,125. At December 31, 1998, the exercise prices of outstanding options and warrants ranged from $2.00 to $5.00 except warrants granted in conjunction with the settlement of convertible debentures (Note 10) which ranged from $4.85 to $8.85.

The Company's stock was not actively trading at year end and the Company had no operations. Stock options are considered to have no value at year end.

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
   Expected option life                   1 to 2 years     Less than 1 year

There were no stock options or warrants granted to employees in 1998 or 1997 except as detailed in Item D below.

     (D)   Employee Stock Grants and Options

In 1998 employees were granted compensation awards of stock valued at $14,506.

During 1997 in conjunction with an employment contract the Company granted stock options to the Chairman of the Board and CEO to purchase 1,200,000 shares at $3.00 with 120,000 shares vesting every year for ten years beginning January 16,
1998. The vesting was to be accelerated based upon the Company achieving certain revenue goals. The first level was achieved in 1997 whereby the first 400,000 options became vested.

The Company accounts for its stock-based compensation in accordance with APB Opinion No. 25.

      (E)   Changes in Equity

Changes in equity for the years ended December 31, 1998 and 1997 were as follows:

Preferred Stock Series A and Series C:
                                  Series A                   Series C
                                Shares   Amount          Shares      Amount

Balance at January 1, 1997      32,500   $28,923         1,100,000   $739,696

Changes - none                       -         -                 -          -

Balance at December 31, 1997    32,500    28,923         1,100,000    739,696

Changes - none                       -         -                 -          -

Balance at December 31, 1998    32,500   $28,923         1,100,000   $739,696

Preferred Stock Series D and Series E:

                                     Series D                   Series E
                                Shares       Amount     Shares         Amount

Balance at January 1, 1997       1,200   $1,005,000      1,634     $1,549,484

Settlement                      (1,200) ( 1,005,000)    (1,634)    (1,549,484)

Balance at December 31, 1997         -   $        -          -     $
-

Common shares:
                                                        Shares         Amount

Balance at January 1, 1997                             865,969
12,197,802
Common shares issued -
   To consultants, in legal settlement,
      and in employee stock option plan                132,325        911,067
   To consultants in capital acquisitions              103,500        341,844
   For accrued severance                               120,000        380,625
   For franchise rights                                  5,000         25,000
   On settlement of convertible preferred stock
      and conversion of debentures                   1,869,829      4,723,474
Proceeds on exercise of stock options                  265,000        584,565
Dividend - warrants (Note 10)                                -        507,012

Balance at December 31, 1997                         3,361,623    $19,671,389

Shares issued for:
   Consulting fees and employee compensation           107,589        426,579
   Consulting for capital acquisitions                 240,510        457,696
   Options exercised                                   468,000        740,125
   Accrued expenses - consulting fees                    1,000          1,781
Balance at December 31, 1998                         4,178,722    $21,297,570

6.   Related Party Loan - Allowance for Doubtful Account

The Company made a loan to a company related by common directorship (see Item
5,
Other Information - Certain Relationships and Related Transactions). As of the end of the third quarter of 1998 the loan totaled $969,988 with accrued interest of $44,247. Due to the uncertainty of collection (as detailed in Item 5), the entire loan amount and accrued interest in the total amount of $1,014,235 was expensed as bad debt and a related allowance for doubtful account was recorded in 1998.

The Company shares corporate headquarters office space with the related company.

7.   Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and short-term borrowings approximate fair value due to the short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value since the underlying instrument bears interest at a variable rate that reprices frequently.

8.   401(K) Plan

Firestone Publishing, Inc., had a 401(K) plan in which the Company contributes a
5% matching contribution for employees who contribute either 5% or 10% of their gross wages to the plan. The plan was established by the previous owner of the operations and was continued as a requirement of the acquisition agreement. In connection with the required match, the Company's contribution was $21,298 in 1998 and $33,357 in 1997.


9.  Write-off of Debt Discount and Issue Costs

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

10. Contingent Liabilities.

The Company is contingently liable on notes payable to distributors of magazines published by the subsidiaries in assignment. The notes are collateralized by accounts receivable of the subsidiaries and contain the right of offset of amounts owed to the subsidiaries for magazines sold under distribution agreements. Management is of the opinion that the collateral and right of offset are sufficient to collect the remainder of this indebtedness. At April 15, 1999 there remains approximately $580,000 owing on these notes.