Form 10QSB
period 1999-03-31
PRINCETON MEDIA GROUP INC
filed 1999-05-20
CIK 814456

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                    FORM 10-QSB


(mark one)
      [ X ]            ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Securities registered under Section 12(g) of the Exchange Act as of March 31, 1999:
Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]    NO  [  ]

The number of shares outstanding of the issuer's common stock, no par value, as of May 20, 1999 was 4,178,722.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements (unaudited)

All financial information is expressed in United States dollars.

      INDEX TO FINANCIAL STATEMENTS

      Balance Sheet as of March 31,
1999

      Consolidated Statements of Operations and Accumulated Deficit
         for the Three Months Ended March 31, 1999 and
1998

      Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 1999 and
1998


      Notes to Consolidated Financial
Statements


      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

Signatures
PAGE

                          PRINCETON MEDIA GROUP, INC.
                               Balance Sheet
                               March 31, 1999


(Unaudited)

                                        Assets
Current assets
Cash
$       796
Marketable securities
7,850

   Total current assets
8,646

Property and equipment, cost
43,408
Less accumulated depreciation
(12,105)

Property and equipment, net
31,303

Total assets                                                            $
39,949

                            Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable                                                        $
261,691
Accrued expenses
50,000
Note payable on demand
81,526
Note payable on demand
250,000

   Total current liabilities
643,217


Shareholders' equity (deficit):
Series A Preference Shares
28,923
Series C Preference Shares
739,696
Common Stock
21,297,570
Deficit
(22,669,457)

    Total shareholders' equity                                          (
603,268)

Total liabilities and shareholders' equity                             $
39,949


            See accompanying notes to consolidated financial statements.

                                    PRINCETON MEDIA GROUP, INC.
                   Consolidated Statements of Operations and Accumulated
Deficit
                      For the Three Months Ended March 31, 1999 and
1998

                                          (Unaudited)


1999            1998

Discontinued

Operations

Distribution, circulation, and other income             $           -      $
3,098,985
Advertising income
-           691,451
Printing income
-           509,053

Net revenues                                                        -
4,299,489

Costs and operating expenses:
   Cost of sales                                                    -
3,001,892
   Selling and administrative                                    3,203
1,449,676

      Income (loss) from operations                       (      3,203)
(    152,079)

Other income (expense)
   Interest income
-            11,681
   Interest expense                                                 -
(    250,492)
   Gain on reduction of guaranteed note payable
72,055                -

Net income (loss)                                               68,852
(    390,890)

Accumulated deficit - December 31, 1998 and 1997          ( 22,738,309)    (
14,972,142)

Accumulated deficit - end of period                     $ ( 22,669,457)   $(
15,363,032)


Basic and diluted loss per share:                        $     (  .01)    $
(       .11)


                   See accompanying notes to consolidated financial statements.

PAGE

                          PRINCETON MEDIA GROUP, INC.

                     Consolidated Statements of Cash Flows
                 For the Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)

                                                        1999            1998
Cash flows from discontinued operating activities:
   Net income (loss)                               $    68,852      $(  390,890)

     Adjustments to reconcile net loss
     to net cash used in
     operating activities
      Depreciation                                       2,170
81,543
      Gain on reduction of guaranteed note             (72,055)
-
      Amortization                                           -
92,013
      Stock issued for consulting services                   -
46,371

   Changes in assets and liabilities
     (Increase) decrease in:
       Accounts receivable                                   -       (
404,085)
       Inventories                                           -
184,378
       Prepaid expenses                                      -
4,102
       Deferred acquisition costs                            -       (
28,007)
       Accrued interest receivable                           -       (
8,272)
       Deposits                                              -
9,481
      Increase (decrease) in:
       Accounts payable                                  1,829
171,810
       Accrued expenses                                      -
66,706
       Deferred revenue                                      -
956
       Accrued interest                                      -       (
1,672)

      Net cash provided by (used in)
      operating activities                                796        (
175,566)

Cash flows from investing activities:

   Capital expenditures                                      -       (
30,753)
   Advances on note receivable - related party               -       (
264,022)

      Net cash used in
         investing activities                                -       (
294,775)


                                   (continued)
PAGE


Cash flows from financing activities:
   Proceeds from exercise of stock options                   -
379,850
   Payments of principal on line of credit                   -       (
85,000)
   Payments of principal on long-term debt                   -       (
248,381)

      Net cash provided by
         financing activities                                -
46,469

Net increase (decrease) in cash                            796       (
423,872)

Cash, December 31, 1998 and 1997                             -
616,558

Cash, March 31, 1999 and 1998                      $       796        $
192,686




Supplemental disclosures of cash flow information:
                                                          1999
1998

Interest paid                                      $         -       $
252,164

Noncash investing and financing Activities:
     Trademarks acquired for advertising credits in
     1998 of $100,000 and in 1997 of $300,000
     and accrued expense of $100,000               $         -       $
100,000


             See accompanying notes to consolidated financial statements.

                           PRINCETON MEDIA GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis for Presentation

The accompanying unaudited interim financial statements include the accounts of Princeton Media Group, Inc. ("Princeton") and, in the prior year, consolidate the accounts of its wholly owned subsidiaries. On October 27, 1998, Princeton Publishing, Inc. and Firestone Publishing, Inc., wholly-owned subsidiaries of Princeton Media Group, Inc., and Kingston Press, Inc., a wholly-owned subsidiary of Princeton Publishing, Inc., each filed an Assignment for the Benefit of Creditors (the Assignment(s)), a proceeding governed under the laws of the State of Florida. The Assignments were filed with the Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida on October 27, 1998. The Assignment proceeding gives creditors the opportunity to file proofs of claims. The Assignments were filed in order to expedite an orderly sale and disposition of the assets of the entities and pay claims in order of priority.

As of the end of 1998, Princeton had no operations. All amounts shown for the period ended March 31, 1998 represent discontinued operations. In the prior year, all significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, and the results of their operations in 1999 and discontinued operations of 1998 and their cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

2.   Basic and Dilutive Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants, and additional shares assuming the conversion of debentures and preferred shares, are excluded from the computation as their effect is antidilutive.

For the three months ended March 31, 1999, cumulative dividends of $11,000 related to preferred Series C have been added to net loss in the loss per share computation.















The following table sets forth the computation of basic and diluted loss per share as of March 31, 1999 and 1998:

                                                      1999             1998

Net loss before extraordinary item             $(    3,203)     $(  390,890)
  Preferred dividends                           (   11,000)      (   11,000)

Net loss to common shareholders
   before extraordinary item                    (   14,203)      (  401,890)

Extraordinary item:
  Gain on reduction of guaranteed note              72,055                -

Net income (loss)                              $    57,852      $(  401,890)


Weighted average common shares outstanding       4,178,722        3,565,451

Basic and diluted loss per share:

Before extraordinary item                     $(      .00)     $(      .11)
Gain on reduction of guaranteed note                  .01                -

Basic income (loss) per share                 $       .01      $(      .11)

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

General

Year 2000 Reporting

On August 4, 1998, the SEC issued expanded requirements for disclosure regarding the international computer programming problems whereby certain computer programs will not be able to properly recognize the date in the year 2000. Management believes the Company has no material exposure from the year 2000 problem. The Company's management information systems department reports that because the Company's system was originally designed to be unaffected by year 2000 problem, the Company has no exposure to the problem within its own system. Because the Company has discontinued operations, the Company has no vendors and suppliers whose non-compliance with correction of the problem could cause material damage to the Company.

CURRENT PLANS

During 1999, management of the Company intends to pursue a plan of attempting to identify an acquisition that could provide stable operations in order to restore shareholder value.
Results of Operations

The Company has discontinued operations. Net loss for the period consists of minor office expenses and depreciation.

The quarter ended March 31, 1999 compared to the quarter ended March 31, 1998:

Revenues for the quarter ended March 31, 1998 amounted to $4,299,489 compared to $-0- for the quarter ended March 31, 1999. The decrease in revenues reflected for the quarter ended March 31, 1999 is a result of the assignment of all of the Company's operating subsidiaries.

Costs and expenses of revenues for the quarter ended March 31, 1998 were $4,451,568 compared to $3,203 for the quarter ended March 31, 1999. The decrease in expenses is a result of the assignment of all of the Company's operating subsidiaries.

The Company had guaranteed a note related to the operations of the assigned subsidiaries. Per the terms of the note, the note was reduced by receipts to the holder of the note from publications of the subsidiaries of Princeton. During the three months ended March 31, 1999, the note was reduced by $72,055 from proceeds of publications of the former subsidiaries of Princeton.

Net loss for the quarter ended March 31, 1998 from discontinued operations was $390,890. Net income for the quarter ended March 31, 1999 was $68,852 consisting of the extraordinary item of gain from reduction of guaranteed note of $72,055 and loss from operations of $3,203.

Liquidity and Capital Resources

During the quarter ended March 31, 1998, $250,492 in interest expense was charged to operations compared to $-0- in interest expense for the quarter ended March 31, 1999. The interest expense of the prior year period was accrued primarily pursuant to two promissory notes delivered by Princeton and Firestone in connection with the purchases of the magazine publishing assets in March and September of 1996.

Liquidity and capital resources are discussed in three broad categories: operating activities, investing activities and financing activities.

Cash increased $796 to $796 at March 31, 1999 from $-0- at December 31, 1998. Net cash provided by operating activities was $796 during the quarter ended March 31, 1999 compared to cash used by operating activities of $175,566 during the quarter ended March 31, 1998. The decrease in net cash used in operating activities in the first quarter of 1999 compared to the first quarter of 1998 is a result of the assignment of all of the Company's operating subsidiaries.

During the quarter ended March 31, 1998, net cash used in investing activities was $294,775 compared with $-0- used in investing activities during the quarter ended March 31, 1999. The decrease is a result of the assignment of all of the Company's operating subsidiaries.

During the quarter ended March 31, 1998, net cash provided by financing activities was $46,469 compared to $-0- from net cash provided by financing activities during the quarter ended March 31, 1999 as a result of the assignment of all of the Company's operating subsidiaries.

PART II.  OTHER INFORMATION

Item 5:     Certain Relationships and Related Transactions

The Company shares corporate headquarters office space with Celebrity.

Item 6:     Exhibits and Reports on Form 8-K.
(a) Exhibits - None.
(b) Reports on Form 8-K: None.
                                   SIGNATURES

      In accordance with Section 13 and 15 (d) of the Exchange Act of 1934, the
Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 1999



                                             PRINCETON MEDIA GROUP, INC.


                                             /s/ James J. McNamara
                                             By: James J. McNamara,
                                             Chairman of the Board and
                                             Acting Chief Executive Officer