Form 10QSB
period 1999-06-30
PRINCETON MEDIA GROUP INC
filed 1999-08-17
CIK 814456

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                    FORM 10-QSB


(mark one)
      [ X ]            ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Securities registered under Section 12(g) of the Exchange Act as of June 30,
1999:
Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]    NO  [  ]

The number of shares outstanding of the issuer's common stock, no par value, as of August 16, 1999 was 4,178,722.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements (unaudited)

All financial information is expressed in United States dollars.

      INDEX TO FINANCIAL STATEMENTS

         Consolidated Balance Sheet June 30, 1999

         Consolidated Statements of Operations and Accumulated Deficit for the Six Months Ended June 30, 1999 and 1998
           and for the Three Months Ended June 30, 1999 and 1998

         Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 1999 and 1998

         Notes to Consolidated Financial
Statements


      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

Signatures

                          PRINCETON MEDIA GROUP, INC.
                               Balance Sheet
                               June 30, 1999


(Unaudited)

                                        Assets
Current assets
Cash                                                           $        100
Marketable securities                                                 7,850

   Total current assets                                               7,950

Property and equipment, cost                                         43,408
Less accumulated depreciation                                       (13,634)

Property and equipment, net                                          29,774

Total assets                                                    $    37,724

                    Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
Accounts payable                                                $   271,691
Accrued expenses                                                     50,000
Advances                                                             18,246
Note payable on demand                                               81,526
Note payable on demand                                              250,000

   Total current liabilities                                        671,463


Shareholders' equity (deficit):
Series A Preference Shares                                           28,923
Series C Preference Shares                                          739,696
Common Stock                                                     21,297,570
Accumulated deficit                                             (22,699,928)

    Total shareholders' equity (deficit)                        (   633,739)

Total liabilities and shareholders' equity                      $    37,724


            See accompanying notes to consolidated financial statements.

                                    PRINCETON MEDIA GROUP, INC.

              Consolidated Statements of Operations and Accumulated Deficit

                                                (Unaudited)

                           Three Months Ended              Six Months Ended
                              June 30,                        June 30,
                        1999            1998               1999        1998


Distribution, circulation, and
   other income     $      -         2,829,210         $    -     $ 5,928,195
Advertising income         -           717,284              -       1,408,735
Printing income            -           327,933              -         836,986

Net revenues               -         3,874,427              -       8,173,916

Cost of sales              -         3,113,313              -       6,115,205

Gross profit               -           761,114              -       2,058,711

Operating expenses      30,471       1,753,818           33,674     3,203,494

Income (loss)
  from operations   (   30,471)     (  992,704)    (     33,674)   (1,144,783)

Interest and other income  -            18,794              -          30,475
Interest and other expense -        (  276,012)             -      (  526,504)
Gain on reduction of
  guaranteed note payable  -              -              72,055          -

Net income (loss)   (   30,471)     (1,249,922)          38,381    (1,640,812)

Accumulated deficit,
  beginning of
  period           (22,669,457)    (15,363,032)     (22,738,309)  (14,972,142)

Accumulated deficit,
  end of period   ($22,699,928)  ( $16,612,954)    ($22,699,928) ($16,612,954)


Basic and diluted
  loss per share  ($      0.01)  ($       0.33)     $      0.00  ($      0.45)


               See accompanying notes to consolidated financial statements.




                                PRINCETON MEDIA GROUP, INC.

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                            Six months ended
June 30,

                                                               1999
1998

Cash flows from operating activities:
   Net income (loss)                                       $    38,381
$(1,640,812)
     Adjustments to reconcile net loss
     to net cash used in
     operating activities
      Depreciation                                               3,699
165,614
      Amortization                                                   -
185,930
      Loss on disposition of asset
-            302
      Gain on reduction of guaranteed payment
(72,055)             -
      Stock issued as payment for acquisition
         and related services                                        -
316,523

   Changes in assets and liabilities
     (Increase) decrease in:
      Accounts receivable                                            -
(438,489)
      Inventories                                                    -       (
46,671)
      Deferred costs - acquisitions                                  -
(117,357)
      Prepaid expenses and deposits                                  -
(  1,441)
      Accrued interest receivable                                    -       (
23,565)
     Increase (decrease) in:
      Accounts payable                                          11,829
581,582
      Accrued expenses                                               -
314,875
      Deferred revenue                                               -       (
53,046)
      Accrued interest
-          3,669

      Net cash used in operating
         activities                                            (18,146)
(752,886)

Cash flows from investing activities:

   Capital expenditures                                              -     (
57,669)
   Proceeds from sale of asset
-          4,000
   Investment in joint venture                                       -     (
25,306)
   Advances on note receivable - related party                  18,246     (
602,986)

      Net cash provided by (used in)
         investing activities                                   18,246     (
681,961) Cash flows from financing activities:

   Proceeds from exercise of stock options
-          650,725
   Proceeds from note payable                                        -
1,300,000
   Payments of long-term debt                                        -
(858,342)       Payments on borrowings on line of
credit                          -        ( 118,333)

      Net cash provided by
         financing activities
-          974,050

Net increase (decrease) in cash                                    100
(460,797)

Cash, December 31, 1998 and 1997
-          616,558

Cash, June 30, 1999 and 1998                                 $     100
$  155,761



Supplemental disclosures of cash flow information:

1999           1998

Interest paid                                             $          -
$   522,533

Noncash investing and financing activities:
   Common stock issued for consulting
     and acquisition fees                                 $          -
$   678,531
   Employee stock option plan                             $          -
$    14,506
   Common stock issued for accrued expenses               $          -
$     1,781
   Trademarks acquired for advertising credits in
     1998 of $100,000 and in 1997 of $300,000
     and accrued expense of $100,000                      $          -
$   100,000


             See accompanying notes to consolidated financial statements.

                           PRINCETON MEDIA GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis for Presentation

The accompanying unaudited interim financial statements include the accounts of Princeton Media Group, Inc. ("Princeton") and, in the prior year, the accounts of its wholly owned subsidiaries. On October 27, 1998, Princeton Publishing, Inc. and Firestone Publishing, Inc., wholly-owned subsidiaries of Princeton Media Group, Inc., and Kingston Press, Inc., a wholly-owned subsidiary of Princeton Publishing, Inc., each filed an Assignment for the Benefit of Creditors (the Assignment(s)), a proceeding governed under the laws of the State of Florida. The Assignments were filed with the Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida on October 27, 1998. The Assignment proceeding gives creditors the opportunity to file proofs of claims. The Assignments were filed in order to expedite an orderly sale and disposition of the assets of the entities and pay claims in order of priority.

As of the end of 1998, Princeton had no operations. All amounts shown for the quarter ended and the six month period ended June 30, 1998 represent discontinued operations. In the prior year, all significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, and the results of their operations in 1999 and discontinued operations of 1998 and their cash flows for the quarters ended and for the six month periods ended June 30, 1999 and 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

2.   Basic and Dilutive Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants, and additional shares assuming the conversion of debentures and preferred shares, are excluded from the computation as their effect is antidilutive.

For the quarter and for the six months ended June 30, 1999, cumulative dividends of $11,000 and $22,000, respectively, related to preferred Series C have been added to net loss in the loss per share computation.

The following table sets forth the computation of basic and diluted loss per share as of June 30, 1999 and 1998:

                                                      1999             1998

Net loss from operations                       $(   33,674)     $(1,640,812)
  Preferred dividends - Series C                (   22,000)      (   22,000)

Net loss to common shareholders - operations   $(   55,674)     $(1,662,812)

Extraordinary item:
  Gain on reduction of guaranteed note              72,055                -

Net income (loss)to common shareholders        $    16,381      $(1,662,812)

Weighted average common shares outstanding       4,178,722        3,689,207

Basic and diluted loss per share:

Before extraordinary item                     $(      .01)     $(      .45)
Gain on reduction of guaranteed note                  .01                -

Basic income (loss) per share                 $       .00      $(      .45)

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

Results of Operations

The Company has discontinued operations. Net loss from operations for the period consists of minor office expenses, audit fees, and depreciation.

The six months ended June 30, 1999 compared to the six months ended June 30, 1998:

Revenues for the six months ended June 30, 1998 amounted to $8,173,916 compared to $-0- for the six months ended June 30, 1999. The decrease in revenues reflected for the six months ended June 30, 1999 is a result of the assignment of all of the Company's operating subsidiaries.

Costs and expenses of revenues for the six months ended June 30, 1998 were $6,115,205 compared to $33,674 for the six months ended June 30, 1999. The decrease in expenses is a result of the assignment of all of the Company's operating subsidiaries.

The Company had guaranteed a note related to the operations of the assigned subsidiaries. Per the terms of the note, the note was reduced by receipts to the holder of the note from publications of the subsidiaries of Princeton. During the first quarter of 1999, the note was reduced by $72,055 from proceeds of publications of the former subsidiaries of Princeton.

Net loss for the six months ended June 30, 1998 from discontinued operations was ($1,640,812). Net income for the six months ended June 30, 1999 was $38,381 consisting of the extraordinary item of gain from reduction of guaranteed note of $72,055 and loss from operations of $33,674.


Liquidity and Capital Resources

During the six months ended June 30, 1998, $526,504 in interest expense was charged to operations compared to $-0- in interest expense for the six months ended June 30, 1999. The interest expense of the prior year period was accrued primarily pursuant to two promissory notes delivered by Princeton and Firestone in connection with the purchases of the magazine publishing assets in March and September of 1996.

Liquidity and capital resources are discussed in three broad categories: operating activities, investing activities and financing activities.

Cash increased $100 to $100 at June 30, 1999 from $-0- at December 31, 1998. Net cash used in operating activities was $18,146 during the six months ended June 30, 1999 compared to cash used by operating activities of $752,886 during the six months ended June 30, 1998. The decrease in net cash used in operating activities in the six months of 1999 compared to the first six months of 1998 is a result of the assignment of all of the Company's operating subsidiaries.

During the six months ended June 30, 1998, net cash used in investing activities was $681,961 compared with $18,246 provided by investing activities during the six months ended June 30, 1999. In 1998 the Company made capital expenditures. In 1999 advances were made by related parties to cover minimal operating expenses and audit fees.

During the six months ended June 30, 1998, net cash provided by financing activities was $974,050 compared to $-0- from net cash provided by financing activities during the six months ended June 30, 1999 as a result of the assignment of all of the Company's operating subsidiaries.

PART II.  OTHER INFORMATION

Item 5:     Certain Relationships and Related Transactions

The Company shares corporate headquarters office space with Celebrity Entertainment, Inc., a company with common directorship. In 1999 advances were made by certain related parties on short-term bases at nominal interest rates.

Item 6:     Exhibits and Reports on Form 8-K.
(a) Exhibits - None.
(b) Reports on Form 8-K: None.

                                SIGNATURES

      In accordance with Section 13 and 15 (d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 1999



                                             PRINCETON MEDIA GROUP, INC.


                                             /s/ James J. McNamara
                                             By: James J. McNamara,
                                             Chairman of the Board and
                                             Acting Chief Executive Officer