Form 10QSB
period 1999-09-30
PRINCETON MEDIA GROUP INC
filed 1999-11-15
CIK 814456

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                    FORM 10-QSB


(mark one)
      [ X ]            ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Securities registered under Section 12(g) of the Exchange Act as of September 30,1999:
Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]    NO  [  ]

The number of shares outstanding of the issuer's common stock, no par value, as of November 14, 1999 was 4,178,722.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements (unaudited)

All financial information is expressed in United States dollars.

      INDEX TO FINANCIAL STATEMENTS

         Balance Sheet September 30, 1999

         Consolidated Statements of Operations and Accumulated Deficit for the Nine Months Ended September 30, 1999 and 1998
           and for the Three Months Ended September 30, 1999 and 1998

         Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 1999 and 1998
         Notes to Consolidated Financial Statements

      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

Signatures

                          PRINCETON MEDIA GROUP, INC.
                               Balance Sheet
                              September 30, 1999


(Unaudited)

                                        Assets
Current assets
Cash                                                           $       387
Marketable securities                                                7,850

   Total current assets                                              8,237

Property and equipment, cost                                        43,408
Less accumulated depreciation                                      (15,804)

Property and equipment, net                                         27,604

Total assets                                                    $   35,841

                    Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
Accounts payable                                                $  271,691
Accrued expenses                                                    50,000
Advances                                                            19,387
Note payable on demand                                              81,526
Note payable on demand                                             250,000

   Total current liabilities                                       672,604


Shareholders' equity (deficit):
Series A Preference Shares                                          28,923
Series C Preference Shares                                         739,696
Common Stock                                                    21,297,570
Accumulated deficit                                            (22,702,952)

    Total shareholders' equity (deficit)                       (   636,763)

Total liabilities and shareholders' equity                    $     35,841


            See accompanying notes to consolidated financial statements.

                                    PRINCETON MEDIA GROUP, INC.

                Consolidated Statements of Operations and Accumulated Deficit
                                                      (Unaudited)

                                         Three Months Ended         Nine Months Ended
                                            September 30,             September 30,
                                          1999        1998          1999        1998

Distribution, circulation, and
   other income                  $         -      $2,292,462         $ -    $ 8,220,657
Advertising income                         -         637,450           -      2,046,185
Printing income                            -         359,968           -      1,196,954

Net revenues                               -       3,289,880           -     11,463,796

Cost of sales                              -       2,856,558           -      8,971,763

Gross profit                               -         433,322           -      2,492,033

Operating expenses                       3,024     1,239,684        36,698    4,443,178

Income (loss) from operations       (    3,024)   (  806,362)      (36,698)  (1,951,145)

Interest and other income                  -          22,217         -           52,692
Interest and other expense                 -        (268,371)        -         (794,573)
Bad debt expense                           -      (1,529,160)        -       (1,529,160)
Writeoff of deferred acquisition costs     -      (1,229,309)        -       (1,229,309)
Loss on disposition of asset               -      (   25,866)        -       (   26,168)
Gain on reduction of guaranteed note payable -          -           72,055         -

Net income (loss)                   (    3,024)   (3,836,851)       35,357   (5,477,663)

Accumulated deficit,
  beginning of period              (22,669,928)  (16,612,954)  (22,738,309) (14,972,142)

Accumulated deficit,
  end of period                   ($22,702,952) ($20,449,805) ($22,702,952)($20,449,805)



Basic and diluted
  loss per share                  ($      0.01)  ($     0.93) ($      0.00)($      1.44)



                     See accompanying notes to consolidated financial statements.

                                PRINCETON MEDIA GROUP, INC.

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                   Nine months ended September 30,
                                                          1999            1998

Cash flows from operating activities:
   Net income (loss)                               $     35,357      $(5,477,663)
     Adjustments to reconcile net loss
     to net cash used in
     operating activities
      Depreciation                                        5,869          249,587
      Amortization                                            -          288,091
      Loss on disposition of asset                            -           26,168
      Bad debt expense                                        -        1,529,160
      Writeoff of deferred acquisition costs                  -        1,228,309
      Gain on reduction of guaranteed payment           (72,055)               -
      Stock issued as payment for consulting, legal
         Settlement, and employee stock option plan           -          426,079

   Changes in assets and liabilities
     (Increase) decrease in:
     Accounts receivable                                      -         (780,957)
      Inventories                                             -          237,165
      Prepaid expenses and deposits                           -         ( 54,429)
      Deferred costs - acquisitions                           -         (191,969)
      Accrued interest receivable                             -         ( 44,247)
     Increase (decrease) in:
      Accounts payable                                   11,829        1,415,971
      Accrued expenses                                        -           78,241
      Deferred revenue                                        -           23,109
      Accrued interest                                        -          107,500

      Net cash used in operating
         activities                                     (19,000)        (937,885)

Cash flows from investing activities:

   Capital expenditures                                       -         ( 63,260)
   Proceeds from sale of asset                                -            4,000
   Investment in joint venture                                -         ( 25,866)
   Advances on note receivable - related party           19,387         (686,387)

      Net cash provided by (used in)
         investing activities                            19,387         (771,513)


Cash flows from financing activities:

   Proceeds from exercise of stock options                    -          740,125
   Proceeds from note payable                                 -        1,750,000
   Payments of long-term debt                                 -       (1,177,507)
   Payments on borrowings on line of credit                   -       (  118,333)

      Net cash provided by
         financing activities                                 -        1,194,285

Net increase (decrease) in cash                             387       (  517,113)

Cash, December 31, 1998 and 1997                              -          616,558

Cash, September 30, 1999 and 1998                     $     387       $   99,445


Supplemental disclosures of cash flow information:

                                                          1999           1998

Interest paid                                         $       -      $   687,073

Noncash investing and financing activities:
   Common stock issued for consulting, legal settlement,
     and employee stock option plan                   $       -          426,079
   Common stock issued for capitalized
      Consulting services on acquisitions in process  $       -      $   457,696
   Common stock issued for accrued expenses           $       -      $     1,781
   Trademarks acquired for advertising credits in
     1998 of $100,000 and in 1997 of $300,000
     and accrued expense of $100,000                  $       -      $   100,000

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

As of the end of 1998, Princeton had no operations. All amounts shown for the quarter ended and the nine month period ended September 30, 1998 represent discontinued operations. In the prior year, all significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, and the results of their operations in 1999 and discontinued operations of 1998 and their cash flows for the quarters ended and for the nine month periods ended September 30, 1999 and 1998. The results of operations for the six months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

2.   Basic and Dilutive Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants, and additional shares assuming the conversion of debentures and preferred shares, are excluded from the computation as their effect is antidilutive.

For the quarter and for the nine months ended September 30, 1999, cumulative dividends of $11,000 and $33,000, respectively, related to preferred Series C have been added to net loss in the loss per share computation.

The following table sets forth the computation of basic and diluted loss per share as of September 30, 1999 and 1998:

                                                      1999             1998

Net loss from operations                       $(   36,698)     $(5,477,663)
  Preferred dividends - Series C                (   33,000)      (   33,000)

Net loss to common shareholders - operations   $(   69,698)     $(5,510,663)

Extraordinary item:
  Gain on reduction of guaranteed note              72,055                -

Net income (loss)to common shareholders        $     2,357      $(5,510,663)

Weighted average common shares outstanding       4,178,722        3,834,303

Basic and diluted loss per share:

Before extraordinary item                     $(      .02)     $(     1.44)
Gain on reduction of guaranteed note                  .02                -

Basic income (loss) per share                 $       .00      $(     1.44)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

CURRENT PLANS

During 1999, management of the Company has been pursuing a plan of attempting to identify an acquisition that could provide stable operations in order to restore shareholder value.

Results of Operations

The Company has discontinued operations. Net loss from operations for the period consists of minor office expenses, audit fees, and depreciation.

The nine months ended September 30, 1999 compared to the nine months ended September 30, 1998:

Revenues for the nine months ended September 30, 1998 amounted to $11,463,796 compared to $-0- for the nine months ended September 30, 1999. The decrease in revenues reflected for the nine months ended September 30, 1999 is a result of the assignment of all of the Company's operating subsidiaries.

Costs and expenses of revenues for the nine months ended September 30, 1998 were $8,971,763 compared to $36,698 for the nine months ended September 30, 1999. The decrease in expenses is a result of the assignment of all of the Company's operating subsidiaries.

The Company had guaranteed a note related to the operations of the assigned subsidiaries. Per the terms of the note, the note was reduced by receipts to the holder of the note from publications of the subsidiaries of Princeton. During the first quarter of 1999, the note was reduced by $72,055 from proceeds of publications of the former subsidiaries of Princeton.

Net loss for the nine months ended September 30, 1998 from discontinued operations was ($5,477,663). Net income for the nine months ended September 30, 1999 was $35,357 consisting of the extraordinary item of gain from reduction of guaranteed note of $72,055 and loss from operations of $36,698.


Liquidity and Capital Resources

During the nine months ended September 30, 1998, $794,573 in interest expense was charged to operations compared to $-0- in interest expense for the nine months ended September 30, 1999. The interest expense of the prior year period was accrued primarily pursuant to two promissory notes delivered by Princeton and Firestone in connection with the purchases of the magazine publishing assets in March and September of 1996.

Liquidity and capital resources are discussed in three broad categories: operating activities, investing activities and financing activities.

Cash increased $387 to $387 at September 30, 1999 from $-0- at December 31, 1998. Net cash used in operating activities was $19,000 during the nine months ended September 30, 1999 compared to cash used by operating activities of $937,885 during the nine months ended September 30, 1998. The decrease in net cash used in operating activities in the nine months of 1999 compared to the nine months of 1998 is a result of the assignment of all of the Company's operating subsidiaries.

During the nine months ended September 30, 1998, net cash used in investing activities was $771,513 compared with $19,387 provided by investing activities during the nine months ended September 30, 1999. In 1998 the primary use of cash in investing activities was advances on a note receivable to a related party in the amount of $686,387. In 1999 advances were made by related parties to cover minimal operating expenses and audit fees.

During the nine months ended September 30, 1998, net cash provided by financing activities was $1,194,285 compared to $-0- from net cash provided by financing activities during the nine months ended September 30, 1999 as a result of the assignment of all of the Company's operating subsidiaries.

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

Date: November 14, 1999

                                             PRINCETON MEDIA GROUP, INC.


                                             /s/ James J. McNamara
                                             By: James J. McNamara,
                                             Chairman of the Board and
                                             Acting Chief Executive Officer