Form 10KSB
period 1999-12-31
PRINCETON MEDIA GROUP INC
filed 2000-04-13
CIK 814456

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                    FORM 10-KSB

(mark one)
      [ X ]            ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

YES  [X]    NO  [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $0.
The aggregate market value of the voting stock held by non-affiliates computed by reference to the average closing bid and ask prices of such stock on April 12, 2000, was $417,872.

The number of shares outstanding of the issuer's common stock, no par value, as of April 13, 2000, was 4,178,722.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]
Item 12 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999, is incorporated herein by reference.

                             PRINCETON MEDIA GROUP, INC.
                                   FORM 10-KSB
                      For the Year Ended December 31, 1999

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

The two wholly-owned subsidiaries of PMG and a wholly-owned subsidiary of one of the subsidiaries were unable to meet current obligations as they became due. Management of the Company made extensive efforts in mid-1998 to obtain sufficient financing to fund a plan of restructuring that would improve cash flows and maintain operations of these subsidiaries. Management determined that such financing was not obtainable in the time necessary for operations to remain viable.

The Company was engaged in niche magazine publishing. This segment of the magazine publishing industry relies heavily on rack sales for circulation and on impulse buyers that purchase product through rack sales. Management was aware of a large decrease in rack sales outlets over the last several years. The decline in rack distribution has perpetuated a related decline in advertising revenue in these rack-sales-dependent publications. Management had attempted to offset declines in this area of revenue through acquisitions in other related and complementary segments of the media industry including the Internet and other electronic media areas. Management felt investment in electronic media entities would also produce advertising revenue for the publishing segment of the business. Management was unable to effectuate such acquisitions rapidly enough to offset the declines in the printing and publishing segments of operations.

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

Year 2000 Reporting

Because the Company has discontinued operations, the Company had no adverse affect as a result of requirements for compliance with computer reprograming in conjunction with the year 2000.

CURRENT PLANS

During 2000, management of the Company intends to pursue a plan of attempting to locate an acquisition that could provide stable operations that would restore shareholder value.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common shares previously traded on the Nasdaq SmallCap Market under the symbol "PMGIF" and, commencing in November, 1998 trade on the Bulletin Board under the same symbol.

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

1999*

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

As of December 31, 1999, there were 4,178,722 shares of common stock outstanding. As of the same date, there were 559 holders of record and approximately 750 beneficial holders of the common stock. As of April 14, 2000 there were 581 holders of record.

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

The year ended December 31, 1999, compared to the year ended December 31, 1998:

Revenue consisted entirely of forgiveness of debt of approximately $212,000 on liabilities settled through the closing of the businesses of the subsidiaries placed into assignment. This was a decrease of approximately $11.2 million from the revenue of the prior year.

Operating activities were restricted to administrative costs of approximately $95,800 to keep the Company in compliance with filing requirements and other regulatory requirements.

Net income was approximately $114,800 compared to a loss of $7.7 million of the prior year.

The year ended December 31, 1998, compared to the year ended December 31, 1997:

Revenues for the year ended December 31, 1998 amounted to $11,443,984 compared to $15,572,990 for the year ended December 31, 1997, reflecting a decrease of $4,129,006. Revenues are almost entirely derived from magazine sales, subscriptions, advertising, and outside printing. The decrease in revenues reflected for the year ended December 31, 1997 is a result of the Company's assignment of its operating subsidiaries on October 27, 1998.

Costs and expenses of revenues for the year ended December 31, 1998 were $14,202,513 compared to $17,061,813 for the year ended December 31, 1997, resulting in a decrease of $2,859,300. The decline is due to the assignment of the Company's operating subsidiaries on October 27, 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 1999, $1,684 in interest expense was charged to operations, compared to $798,944 for the year ended December 31, 1998, reflecting a decrease of $797,260. Interest expense is primarily related to two promissory notes with the Chairman of the Board and a related party.

Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

Cash remained unchanged at $-0- at December 31, 1999 compared with $-0- at December 31, 1998.

During the year ended December 31, 1999, net cash used in operating activities was $56,543, representing a decrease of $969,562 from net cash of $1,026,105 used in operating activities during the year ended December 31, 1998.

During the year ended December 31, 1999, net cash used in investing activities was $-0- compared with $772,996 used in investing activities during the year ended December 31, 1998.

During the year ended December 31, 19997, net cash provided by financing activities was $56,543, representing a decrease of $1,126,000 from net cash provided by financing activities of $1,182,543 during the year ended December 31, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

See Summary of Significant Accounting Policies to the Company's Consolidated Financial Statements for information relating to recent accounting pronouncements.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are included in this Annual Report following Item 13:

      INDEX TO FINANCIAL STATEMENTS

      Report of Independent Accountants

      Balance Sheet December 31, 1999

      Statements of Operations and Accumulated Deficit
      For the Years Ended December 31, 1999 and 1998

      Statements of Cash Flows
      For the Years Ended December 31, 1999 and 1998

      Notes to Financial Statements



ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and disagreement with accountants on accounting and financial disclosure.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information concerning the directors, executive officers and significant employees as of April 13, 2000:

                     Year First   Position
                     Elected      With
Name           Age   Director     Company

J. McNamara    51    1996         Chairman, Director, Chief Executive
Officer,                                      Acting President, and Secretary

J. Leshinsky   46    1996         Director

Set forth is a biographical description of each director, executive officer and significant employee of the Company and its wholly-owned subsidiaries:
James J. McNamara, Chairman of the Board, identified and secured the acquisition of all publishing and printing assets purchased by Princeton Media Group, Inc. He has been since June, 1993 the President and CEO of Celebrity Entertainment, Inc., a company engaged in the development and management of destination resorts and other related business interests. From 1991 through 1993 Mr. McNamara was the President and CEO of Production Services International, Inc., a television and motion picture development company which became a subsidiary of Celebrity in 1993. For over twenty-five years Mr. McNamara has developed and produced motion pictures and television series.
His film industry experience included maintaining a corporate residence at Twentieth Century-Fox for five years. He produced the major motion picture "Flipper" in 1995 for Universal Studios. Previously Mr.McNamara owned and operated a chain of music stores and an international concert promotion and talent representation company. He also served as a consultant to the chairman of Alliance Entertainment, Inc. He currently is a Director of National Auto Credit, Inc. and served as that company's Chairman of the Board and CEO until fourth quarter of 1999.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth all compensation awarded to, earned by or paid to the executive officers indicated during the years ended December 31, 1999 and 1998.






                          SUMMARY COMPENSATION TABLE


Long Term Compensation
                        Annual Compensation
Awards            Payouts

  (a)                 (b)    (c)          (d)         (e)
(f)       (g)           (h)         (i)

Securities

Under-
                                                    Other
Restricted   Lying                    All Other
 Name and                                           Annual
Stock      Options/      LTIP       Compen-
 Principal           Year   Salary       Bonus     Compensation
Awards      SARs      Payouts       sation
 Position                   ($)           ($)           ($)
($)         (#)          ($)           ($)

James McNamara       1999   $      -(1)     -           -
-               -       -           -
Chairman of Board    1998   $ 88,846(1)     -           -              -
1,200,000       -           -


(1) Based on an annual salary of $150,000. Mr. McNamara's salary ceased in October, 1998, but he continues to serve as Chairman of the Board.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1999, the Company loaned $5,300 to Celebrity Entertainment, Inc. ("Celebrity"), to assist Celebrity in meeting minimal operating expenses. Celebrity's President and a director is James J. McNamara, Chairman of the Company. During 1999, Mr. McNamara loaned the Company $20,366 for administrative expenses; the note bears interest at 5% and accrued interest as of December 31, 1999 was $368. In addition, J. William Metzger, the other director of Celebrity, loaned the Company $41,477 bearing interest at 5%; accrued interest was $1,316 as of December 31, 1999. The disclosure set forth
in Item 12 of the   Registrant's Annual Report on Form 10-KSB for the fiscal
year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999, is incorporated herein by reference.


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

Date: April 13, 2000


                                             PRINCETON MEDIA GROUP, INC.
                                             /s/ James J. McNamara
                                             By: James J. McNamara,
                                             Chairman of the Board and
                                             Acting Chief Executive Officer,
                                       and Chief Financial Officer

                                             /s/ Joel Leshinsky,
                                             By: Joel Leshinsky, Director

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Princeton Media Group, Inc.

We have audited the accompanying balance sheet of Princeton Media Group, Inc.(the "Company") as of December 31, 1999 and the related statements of operations and accumulated deficit, and cash flows for the year then ended.
We have also audited the consolidated statements of operations and accumulated deficit, and cash flows of Princeton Media Group, Inc. and subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of Princeton Media Group, Inc. as of December 31, 1999 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the 1998 consolidated financial statements of Princeton Media Group, Inc. and subsidiaries present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has experienced significant operating losses, has placed all of its operating subsidiaries in assignment for the benefit of creditors, has an accumulated deficit and has negative working capital at December 31,
1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            /s/ Holyfield Associates, P.A.
                                             Certified Public Accountants


West Palm Beach, Florida
April 13, 2000









                          PRINCETON MEDIA GROUP, INC.
                                Balance Sheet
                              December 31, 1999


                                        Assets
Current assets

Cash
$           -
Marketable securities, at market value
2,930
Due from affiliate
5,300

   Total current assets
8,230

Property and equipment
43,408
   Less accumulated depreciation
(18,616)
Property and equipment, net
24,792


Total assets                                                            $
33,022

                  Liabilities and Shareholders' Equity (Deficit)

Current liabilities

Accounts payable                                                        $
226,829
Accrued expenses
50,000
Advances payable - related parties
61,843

250,000
Accrued interest
1,684
   Total current liabilities
590,356

Shareholders' equity (deficit):

Series A Preference Shares
28,923
Series C Preference Shares
739,696
Common Stock
21,297,570
Deficit
(22,623,523)

    Total shareholders' equity (deficit)                                 (
557,334)

Total liabilities and shareholders' equity                              $
33,022







            See accompanying notes to financial statements.





                                    PRINCETON MEDIA GROUP, INC.

                         Statements of Operations and Accumulated Deficit

                          For the Years Ended December 31, 1999 and
1998


                 1999            1998
                          (Consolidated)

Revenues:
   Distribution, circulation, and other
income                                          $           -    $
8,196,277
   Advertising
income
     -        2,050,752
   Printing
income
        -        1,196,954

Net
revenues
                -       11,443,984

Costs and operating expenses:
   Cost of
sales
         -        9,345,876
   Selling and
administrative
95,813        4,856,637

       Loss from
operations                                                               (
95,813)      (2,758,529)

Other income (expense):
   Interest
income
        -           52,879
   Interest
expense
 (  1,684)       ( 798,944)
   Bad
debt
             -       (1,528,744)
   Loss on disposition of
assets
-       (   35,398)
   Loss on assignment of
subsidiaries
-       (1,374,299)

       Total other
income,(expense)                                                          (
1,684)      (5,007,638)

Loss before extraordinary
income                                                             (
97,497)      (7,766,167)
Extraordinary income - forgiveness of debt
              212,283            -

Net income
(loss)
   114,786       (7,766,167)

Accumulated deficit - beginning of the
year                                               (22,738,309)
(14,972,142)

Accumulated deficit - end of the
year                                                   $ (22,623,523)
$(22,738,309)





Basic and diluted loss per share:

   Loss before extraordinary
income                                                   $     ( 0.03)    $
( 1.99)

   Extraordinary
income
0.05             -

   Net income (loss) per
share                                                          $
0.02     $    ( 1.99)


















                     See accompanying notes to financial statements.



                          PRINCETON MEDIA GROUP, INC.

                           Statements of Cash Flows

                 For the Years Ended December 31, 1999 and 1998

                                                        1999            1998
(Consolidated)
Cash flows from operating activities:
   Net income (loss) before extraordinary item     $ (  97,497)
$(7,766,167)
     Adjustments to reconcile net loss
     to net cash used in operating activities:
      Depreciation                                       8,681
277,395
      Amortization                                           -
318,999
      Loss on disposition of assets                      4,920
35,398
      Bad debt expense                                       -
1,528,744
      Writeoff of deferred acquisition costs                 -        1,323,132

      Loss on disposition of subsidiaries                    -
1,374,299
      Stock issued and options and warrants granted
       for consulting services                               -
426,579
     Changes in assets and liabilities
      exclusive of assets and liabilities acquired:
      (Increase) decrease in:
         Accounts receivable                                 -
(309,415)
         Inventories                                         -
80,559
         Deferred costs, acquisitions                        -
(286,792)
         Prepaid expenses                                    -
12,593
         Deposits                                            -         (
77,089)
      Increase (decrease) in:
         Accounts payable                               25,669
2,069,896
         Accrued expenses                                    -       (
129,290)
         Deferred revenue                                    -
31,801
         Accrued interest                                1,684
107,500

      Net cash used in operating activities         (   56,543)
(1,026,105)

Cash flows from investing activities:
   Capital expenditures                                      -       (
65,159)
   Proceeds on sale of assets                                -
4,000
   Investment in joint venture                               -       (
25,866)
   Advances on note receivable - related party               -       (
685,971)

      Net cash used in investing activities                  -       (
772,996)

Cash flows from financing activities:
   Proceeds from exercise of stock options                   -
740,125
   Advances from related parties                        61,843
1,750,000
   Payments on notes payable                                 -
(1,183,557)
   Payments on line of credit                                -       (
118,333)
   Cash assigned in assignment of subsidiaries               -       (
5,692)
   Advances to related party                         (   5,300)

      Net cash provided by financing activities         56,543
1,182,543









                          PRINCETON MEDIA GROUP, INC.

                           Statements of Cash Flows

                 For the Years Ended December 31, 1999 and 1998

                                                        1999            1998
(Consolidated)

Net increase (decrease) in cash                              -       (
616,558)

Cash, beginning of period                                    -
616,558

Cash, end of period                                $         -       $
-


Supplemental cash flow information:
   Interest paid                                   $         -       $ 673,812
   Income taxes paid                               $         -           7,983

Noncash Investing and Financing Activities:
     For capital acquisitions                      $         -       $
457,696










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

      (F)   Earnings (Loss) Per Share

In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." This statement requires the presentation of basic and diluted earnings per share and replaced the presentation of primary and fully diluted earnings per share prescribed by APB Opinion 15. The Company has computed basic and diluted income (loss) per share using the weighted average number of common shares outstanding, since common stock options and warrants, and the effect of assuming the conversion of the outstanding convertible securities were antidilutive in years showing losses.

The following table sets forth the computation of basic income per share:

                                                              1999
1998

Loss before extraordinary item                          $(   97,497)
$(7,766,167)

Less: preferred stock dividends                    (   44,000)    (   44,000)
Loss to common shareholders before extraordinary item    (  141,497)
(7,810,167)

Extraordinary income - forgiveness of debt                  212,283
-

Net income (loss) to common shareholders                     70,786
(7,810,167)

Weighted average common shares outstanding         4,178,722      3,921,116

Basic and diluted (loss) per share
     from continuing operations                         $    ( 0.03)   $ (
1.99)

Extraordinary income                                           0.05
-

Basic income (loss) per share                           $      0.02    $ (
1.99)

      (G)   Recent Accounting Pronouncements

In 1997, the FASB issued Statements No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information," which are effective for fiscal years beginning after December 15, 1997. These Statements will have no effect on the Company's financial position or results of operations.

2.  Going Concern and Management's Plans

As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $22,623,523 at December 31, 1999. As detailed in Note 1, the Company placed all of its operating subsidiaries in assignment on October 27, 1998. Management is attempting to locate an acquisition that would provide stable operations, but there are no agreements to do so as of the date of filing of this report. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

3.  Income Taxes

There was no provision for income taxes for the years ended December 31, 1999 and 1998 due to the loss from the disposition of subsidiaries in 1998. There was no current or deferred provision for income taxes for the years ended December 31, 1999 and 1998, due to the loss realized from the disposition of the subsidiaries in 1998. Furthermore, there is no deferred tax asset or liability reflected in the financial statements because those assets with significant temporary differences between income tax and book bases were sold as part of the subsidiaries, and because it is more likely than not that the net operating loss carryforwards will not be realized.

4.   Capital Stock

A summary of capital stock as of December 31, 1999 is as follows:

                                                     Convertible Preferred
                                         Common      Series A       Series C

Par value                                None        None           None
Shares authorized                        Unlimited   Unlimited
1,100,000
Issued and outstanding                   4,178,722   32,500         1,100,000
Liquidation preference                   3rd         1st
2nd
Liquidation preference per share         -           $1.24          $.80
Total liquidation value                  -           $40,300        $880,000
Total cumulative dividends in arrears    -           $     -        $216,333
Per share arrearage                                  $     -        $    .20

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

            Series C:

These preference shares were redeemable at the option of the Company until January 31, 1998 under certain conditions pertaining to the trading prices of the Company's common shares, and convertible at the option of the holder at any time into common shares of the Company on the basis of 200 Series C shares for one common share (5,500 shares). The conversion ratio is subject to adjustment under certain conditions, including conditions relating to trading prices and subsequent share issues. Holders of Series C preference shares are entitled to receive a cumulative dividend of $.04 per share annually, payable in cash or common shares of the Company. Dividends in arrears totaled $304,333 at December 31, 1999.

            Series D and E:

These were entirely converted or redeemed in 1997. Management does not plan any further issuances.

      (B)   Options and Warrants

There were no options and warrants issued during 1999. Issuances in 1998 were as follows:

                                                                     1998

Exercise
                                                              Shares    Price*
Outstanding at
   Beginning of year                                          388,638   $
10.37

Granted
   Consultants                                                468,000   $ 1.59

      Total granted                                           468,000   $
1.59

Exercised                                                    (468,000) $
1.59

Expired                                                      ( 39,938  $
54.53
Outstanding and
   exercisable at year end                                    357,700  $  4.77

* Weighted average

In 1998 total fair value of options and warrants granted as consulting fees was $740,125. At December 31, 1998, the exercise prices of outstanding options and warrants ranged from $2.00 to $5.00 except warrants granted in conjunction with the settlement of convertible debentures which ranged from $4.85 to $8.85.

The Company's stock was not actively trading at year end and the Company had no operations. Stock options are considered to have no value at year end.

Black-Scholes option-pricing model assumptions used in determining fair value
- 1998:

   Risk-free interest rate                      6.00%                    -
   Dividend yield                                  0%                    -
   Stock volatility                           100.00%                    -
   Expected option life                   1 to 2 years     Less than 1 year

There were no stock options or warrants granted to employees in 1999 or 1998 except as detailed in Item D below.

     (D)   Employee Stock Grants and Options

In 1998 employees were granted compensation awards of stock valued at $14,506. The Company accounts for its stock-based compensation in accordance with APB Opinion No. 25.

     (E)   Changes in Equity

Changes in equity for the years ended December 31, 1999 and 1998 were as follows:

Preferred Stock Series A and Series C:

                                  Series A                   Series C
                                Shares   Amount          Shares      Amount

Balance at December 31, 1998    32,500    28,923         1,100,000    739,696

Changes - none                       -         -                 -          -

Balance at December 31, 1999    32,500   $28,923         1,100,000   $739,696

Common shares:
                                                        Shares         Amount

Balance at December 31, 1998                         4,178,722    $21,297,570

Changes - none                                               -              -

Balance at December 31, 1999                         4,178,722    $21,297,570

5.   Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and short-term borrowings approximate fair value due to the short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value since the underlying instrument bears interest at a variable rate that reprices frequently.