Form 10QSB
period 2000-03-31
PRINCETON MEDIA GROUP INC
filed 2000-05-15
CIK 814456

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                    FORM 10-QSB


(mark one)
      [ X ]            ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Securities registered under Section 12(g) of the Exchange Act as of March 31, 2000: Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]    NO  [  ]

The number of shares outstanding of the issuer's common stock, no par value, as of May 12, 2000 was 4,178,722.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements (unaudited)

All financial information is expressed in United States dollars.

      INDEX TO FINANCIAL STATEMENTS

Balance Sheet as of March 31, 2000

Statements of Operations and Accumulated Deficit for the Three Months Ended March 31, 2000 and 1999

Statements of Cash Flows
   for the Three Months Ended March 31, 2000 and 1999

Notes to Financial Statements


      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

Signatures

                          PRINCETON MEDIA GROUP, INC.
                               Balance Sheet
                               March 31, 2000


(Unaudited)

                                        Assets
Current assets
Cash                                                          $     1,066
Marketable securities                                               2,929
Due from affiliate                                                  7,100

   Total current assets                                            11,095

Property and equipment, cost                                       43,408
Less accumulated depreciation                                     (20,786)

Property and equipment, net                                        22,622


Total assets                                                  $    33,717

                    Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable                                              $   226,829
Accrued expenses                                                   50,000
Advances payable - related parties                                 68,465
Note payable on demand                                            250,000
Accrued interest                                                    1,684

   Total current liabilities                                      596,979


Shareholders' equity (deficit):
Series A Preference Shares                                         28,923
Series C Preference Shares                                        739,696
Common Stock                                                   21,297,570
Deficit                                                       (22,629,451)

    Total shareholders' equity                                (   563,262)

Total liabilities and shareholders' equity                   $     33,717


            See accompanying notes to consolidated financial statements.

                                    PRINCETON MEDIA GROUP, INC.
                       Statements of Operations and Accumulated Deficit
                      For the Three Months Ended March 31, 2000 and
1999

                                          (Unaudited)

                                                       2000            1999

Net revenues                                              -             -

Costs and operating expenses:
   Cost of sales                                          -             -
   Selling and administrative                          5,926            3,203

      Income (loss) from operations                   (5,926)
3,203)

Other income (expense)
   Gain on reduction of guaranteed note payable           -            72,055

Net income (loss)                                     (5,926)          68,852

Accumulated deficit - December 31, 2000 and 1999 (22,623,523)     (22,738,309)

Accumulated deficit - end of period           $ ( 22,669,451)   $(
22,669,457)


Basic and diluted loss per share:             $      (   .00)   $(        .01)


                   See accompanying notes to consolidated financial statements.



                          PRINCETON MEDIA GROUP, INC.

                           Statements of Cash Flows
                 For the Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)

                                                  2000            1999
Cash flows from operating activities:
   Net income (loss)                        $   ( 5,926)     $    68,852
     Adjustments to reconcile net loss
     to net cash used in
     operating activities
      Depreciation                                2,170            2,170
      Gain on reduction of guaranteed note          -          (  72,055)

   Changes in assets and liabilities
      Increase (decrease) in:
      Accounts payable                              -              1,829

      Net cash provided by (used in)
      operating activities                    ( 3,756)             796

Cash flows from investing activities:

      Net cash used in
         investing activities                       -                -

Cash flows from financing activities:
   Proceeds from notes payable                    6,622
-
   Payment to affiliate                         ( 1,800)             -

      Net cash provided by
         financing activities                     4,822              -

Net increase (decrease) in cash                   1,066              796

Cash, December 31, 1999 and 1998                    -                -

Cash, March 31, 2000 and 1999               $     1,066        $     796


Supplemental disclosures of cash flow information:
                                                   2000             1999

Interest paid                               $       -         $       -


             See accompanying notes to consolidated financial statements.
                           PRINCETON MEDIA GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Basis for Presentation

The accompanying unaudited interim financial statements include the accounts of Princeton Media Group, Inc. ("Princeton"). On October 27, 1998, Princeton Publishing, Inc. and Firestone Publishing, Inc., wholly-owned subsidiaries of Princeton Media Group, Inc., and Kingston Press, Inc., a wholly-owned subsidiary of Princeton Publishing, Inc., each filed an Assignment for the Benefit of Creditors (the Assignment(s)), a proceeding governed under the laws of the State of Florida. The Assignments were filed with the Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida on October 27, 1998. The Assignment proceeding gives creditors the opportunity to file proofs of claims. The Assignments were filed in order to expedite an orderly sale and disposition of the assets of the entities and pay claims in order of priority. As of the end of 1998, Princeton had no operations.

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000, and the results of their operations in 2000 and 1999 and their cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

2.   Basic and Dilutive Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants, and additional shares assuming the conversion of debentures and preferred shares, are excluded from the computation as their effect is antidilutive.

For the three months ended March 31, 2000, cumulative dividends of $11,000 related to preferred Series C have been added to net loss in the loss per share computation.

The following table sets forth the computation of basic and diluted loss per share as of March 31, 2000 and 1999:
                                                      2000             1999

Net loss before extraordinary item             $(    5,926)     $(    3,203)
  Preferred dividends                           (   11,000)      (   11,000)

Net loss to common shareholders
   before extraordinary item                    (   16,926)      (   14,203)

Extraordinary item:
  Gain on reduction of guaranteed note                 -             72,055

Net income (loss)                              $(   16,926)     $    57,852


Weighted average common shares outstanding       4,178,722        4,178,722

Basic and diluted loss per share:

Before extraordinary item                     $(      .01)     $(      .00)
Gain on reduction of guaranteed note                   -               .01

Basic income (loss) per share                 $(      .01)     $       .01

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

The quarter ended March 31, 2000 compared to the quarter ended March 31, 1999:

There were no revenues during either the quarter ended March 31, 2000 or the quarter ended March 31, 1999.

Expenses for the quarter ended March 31, 2000 were $5,926 compared to $3,203 for the quarter ended March 31, 1999. The increase in expenses is a result of minor additional accounting expenses.

Net loss for the quarter ended March 31, 2000 was $5,926. Net loss for the quarter ended March 31, 1999 was $3,203.

Liquidity and Capital Resources

During the quarters ended March 31, 2000 and March 31, 1999, there were no interest expenses charged to operations

Liquidity and capital resources are discussed in three broad categories: operating activities, investing activities and financing activities.

Cash increased $1,066 to $1,066 at March 31, 2000 from $-0- at December 31, 1999. Net cash used by operating activities was $3,756 during the quarter ended March 31, 2000 compared to cash provided by operating activities of $796 during the quarter ended March 31, 1999. The increase in net cash used in operat ing activities in the first quarter of 2000 compared to the first quarter of 1999 is a result of a one-time gain on the reduction of a guaranteed note in 1999.

During the quarters ended March 31, 2000 and March 31, 1999, there was no net cash used in investing activities.

During the quarter ended March 31, 2000, net cash provided by financing activities was $4,822 compared to $-0- from net cash provided by financing activities during the quarter ended March 31, 1999 as a result of advances from related parties.

PART II.  OTHER INFORMATION

Item 5:     Certain Relationships and Related Transactions

The Company shares corporate headquarters office space with Celebrity. Certain related parties have advanced amounts to maintain minimal operations during the period that management of the Company is seeking new operations.

Item 6:     Exhibits and Reports on Form 8-K.
(a) Exhibits - None.
(b) Reports on Form 8-K: None.


                                SIGNATURES

      In accordance with Section 13 and 15 (d) of the Exchange Act of 1934, the
Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2000


                                             PRINCETON MEDIA GROUP, INC.


                                             /s/ James J. McNamara
                                             By: James J. McNamara,
                                             Chairman of the Board and
                                             Acting Chief Executive Officer