Form 10QSB
period 2000-06-30
PRINCETON MEDIA GROUP INC
filed 2000-08-14
CIK 814456

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                    FORM 10-QSB


(mark one)
      [ X ]            ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

YES  [X]    NO  [  ]

The number of shares outstanding of the issuer's common stock, no par value, as of August 14, 1999 was 4,178,722.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements (unaudited)

All financial information is expressed in United States dollars.

      INDEX TO FINANCIAL STATEMENTS

         Balance Sheet June 30, 2000

         Statements of Operations and Accumulated Deficit for the Six Months Ended June 30, 2000 and 1999
           and for the Three Months Ended June 30, 2000 and 1999

         Statements of Cash Flows
           for the Six Months Ended June 30, 2000 and 1999

         Notes to Financial Statements


      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

Signatures

                          PRINCETON MEDIA GROUP, INC.
                               Balance Sheet
                               June 30, 2000


(Unaudited)

                                        Assets
Current assets
Cash                                                           $        205
Marketable securities                                                 2,929
Due from affiliate                                                    7,100

   Total current assets                                              10,234

Property and equipment, cost                                         43,408
Less accumulated depreciation                                       (22,956)

Property and equipment, net                                          20,452

Total assets                                                    $    30,686

                    Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
Accounts payable                                                $   226,829
Accrued expenses                                                     50,000
Advances payable - related parties                                   68,145
Note payable on demand                                              250,000
Accrued interest                                                      1,684

   Total current liabilities                                        596,658

Shareholders' equity (deficit):
Series A Preference Shares                                           28,923
Series C Preference Shares                                          739,696
Common Stock                                                     21,297,570
Accumulated deficit                                             (22,632,161)

    Total shareholders' equity (deficit)                        (   565,972)

Total liabilities and shareholders' equity                      $    30,686


            See accompanying notes to consolidated financial statements.

                                    PRINCETON MEDIA GROUP, INC.

                        Statements of Operations and Accumulated Deficit

                                                (Unaudited)

                           Three Months Ended              Six Months Ended
                              June 30,                        June 30,
                        2000            1999              2000        1999

Costs and operating
  expenses:

Selling and
  administrative     $     541    $     28,621        $   4,297    $   29,975
Depreciation             2,170           1,850            4,340         3,699

Income (loss) from
  operations           ( 2,711)       ( 30,471)         ( 8,637)     ( 33,674)

Other income
  Gain on reduction of
   guaranteed note payable  -              -                -          72,055

Net income (loss)      ( 2,711)       ( 30,471)         ( 8,637)       38,381

Accumulated deficit,
  beginning of
  period           (22,629,450)    (22,669,457)     (22,623,524)  (22,738,309)

Accumulated deficit,
  end of period   $(22,632,161)   $(22,699,928)    $(22,632,161) $(22,699,928)

Basic and diluted
  loss per share  $       0.00    $   (   0.01)    $    (  0.01) $       0.00


               See accompanying notes to consolidated financial statements.




                                PRINCETON MEDIA GROUP, INC.

                                 Statements of Cash Flows

                                       (Unaudited)

                                                  Six months ended June 30,

                                                   2000           1999

Cash flows from operating activities:
   Net income (loss)                         $   ( 8,637)   $     38,381
     Adjustments to reconcile net loss
     to net cash used in
     operating activities

      Depreciation                                 4,340           3,699

      Gain on reduction of guaranteed payment        -          ( 72,055)

   Changes in assets and liabilities
     Increase (decrease) in:
      Accounts payable                               -            11,829

      Net cash used in operating
         activities                              ( 4,297)        (18,146)

Cash flows from investing activities:

      Net cash provided by (used in)
         investing activities                        -               -

Cash flows from financing activities:

      Proceeds from note payable - affiliate       6,302          18,246
      Payments to affiliate                        1,800             -

      Net cash provided by
         financing activities                      4,502          18,246

Net increase in cash                                 205             100

Cash, December 31, 1999 and 1998                     -               -

Cash, June 30, 2000 and 1999                 $       205    $        100


             See accompanying notes to consolidated financial statements.

                           PRINCETON MEDIA GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Basis for Presentation

The accompanying unaudited interim financial statements include the accounts of Princeton Media Group, Inc. ("Princeton"). On October 27, 1998, Princeton Publishing, Inc. and Firestone Publishing, Inc., wholly-owned subsidiaries of Princeton Media Group, Inc., and Kingston Press, Inc., a wholly-owned subsidiary of Princeton Publishing, Inc., each filed an Assignment for the Benefit of Creditors (the Assignment(s)), a proceeding governed under the laws of the State of Florida. The Assignments were filed with the Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida on October 27, 1998. The Assignment proceeding gives creditors the opportunity to file proofs of claims. The Assignments were filed in order to expedite an orderly sale and disposition of the assets of the entities and pay claims in order of priority. As of the end of 1998, Princeton had no operations.
In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, and the results of operations for the three months ended and six months ended June 30, 2000 and 1999 and their cash flows for the six-month periods ended June 30, 2000 and 1999. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

2.   Basic and Dilutive Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants, and additional shares assuming the conversion of debentures and preferred shares, are excluded from the computation as their effect is antidilutive.

For the six months ended June 30, 2000 and 1999, cumulative dividends of $22,000, respectively, related to preferred Series C have been added to net loss in the loss per share computation.

The following table sets forth the computation of basic and diluted loss per share as of June 30, 2000 and 1999:

                                                      2000             1999

Net loss from operations                         $ (   2,711)   $(   33,674)
  Preferred dividends - Series C                 $ (  22,000)    (   22,000)

Net loss to common shareholders - operations     $ (  24,711)   $(   55,674)

Extraordinary item:
  Gain on reduction of guaranteed note                   -           72,055

Net income (loss)to common shareholders          $ (  24,711)   $    16,381

Weighted average common shares outstanding         4,178,722      4,178,722

Basic and diluted loss per share:

Before extraordinary item                        $ (     .01)   $(      .01)

Gain on reduction of guaranteed note                     -              .01

Basic income (loss) per share                    $ (     .01)   $       .00

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

The six months ended June 30, 2000 compared to the six months ended June 30, 1999:

There were no revenues for the six months ended June 30, 2000 or for the six months ended June 30, 1999.

Costs and expenses for the six months ended June 30, 2000 were $2,711 compared to $33,674 for the six months ended June 30, 1999.

The Company had guaranteed a note related to the operations of the assigned subsidiaries. Per the terms of the note, the note was reduced by receipts to the holder of the note from publications of the former subsidiaries of Princeton. During the first quarter of 1999, the note was reduced by $72,055 from proceeds of publications of the former subsidiaries of Princeton.

Net loss for the six months ended June 30, 2000 was $2,711 comprised of administrative maintenance costs. Net income for the six months ended June 30, 1999 was $38,381 consisting of the extraordinary item of gain from reduction of the guaranteed note of $72,055 and the loss from operations of $33,674.

Liquidity and Capital Resources

Liquidity and capital resources are discussed in three broad categories: operating activities, investing activities and financing activities.

During the six-month periods ending June 30, 2000 and 1999 there were no interest expenses charged to operations.

Cash increased $205 to $205 at June 30, 2000 from $-0- at December 31, 1999. Net cash used in operating activities was $4,297 during the six months ended June 30, 2000 compared to net cash used of $18,146 during the six months ended June 30, 1999. The decrease in net cash used in operating activities in the first six months of 2000 compared to the first six months of 1999 is a result of the one-time gain on the reduction of a guaranteed note together with minor accounting expenditures.

During the six-month periods ending June 30, 2000 and 1999, there was no net cash provided by or used in investing activities.

During the six months ended June 30, 2000, net cash provided by financing activities was $4,502 compared to $18,246 net cash provided by financing activities during the six months ended June 30, 1999. The cash provided by financing activities is a result of the advances made by related parties to cover minimal operating expenses and audit fees.

PART II.  OTHER INFORMATION

Item 5:     Certain Relationships and Related Transactions

The Company shares corporate headquarters office space with Celebrity. During 2000 and 1999, advances were made to the Company by certain related parties on short-term bases at nominal interest rates to cover maintenance costs during the period that management of the Company is seeking new operations.

Item 6:     Exhibits and Reports on Form 8-K.
(a) Exhibits - None.
(b) Reports on Form 8-K: None.

                                SIGNATURES

      In accordance with Section 13 and 15 (d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.

Date: August 14, 2000



                                             PRINCETON MEDIA GROUP, INC.


                                             /s/ James J. McNamara
                                             By: James J. McNamara,
                                             Chairman of the Board and
                                             Acting Chief Executive Officer