Form 10QSB
period 2000-09-30
PRINCETON MEDIA GROUP INC
filed 2000-11-13
CIK 814456

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                    FORM 10-QSB


(mark one)
      [ X ]            ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Securities registered under Section 12(g) of the Exchange Act as of September 30, 1999:
Common Stock, no par value.

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

      INDEX TO FINANCIAL STATEMENTS

         Balance Sheet September 30, 2000

         Statements of Operations and Accumulated Deficit for the Nine Months Ended September 30, 2000 and 1999
           and for the Three Months Ended September 30, 2000 and 1999

         Statements of Cash Flows
           for the Nine Months Ended September 30, 2000 and 1999

         Notes to Financial Statements


      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

Signatures

                          PRINCETON MEDIA GROUP, INC.
                               Balance Sheet
                            September 30, 2000


(Unaudited)

                                        Assets
Current assets
Cash                                                           $        883
Marketable securities                                                 2,929

   Total current assets                                               3,812

Property and equipment, cost                                         43,408
Less accumulated depreciation                                       (25,126)

Property and equipment, net                                          18,282

Total assets                                                    $    29,194

                    Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
Accounts payable                                                $   226,829
Accrued expenses                                                     50,000
Advances payable - related parties                                   69,657
Note payable on demand                                              250,000
Accrued interest                                                      1,684

   Total current liabilities                                        598,170

Shareholders' equity (deficit):
Series A Preference Shares                                           28,923
Series C Preference Shares                                          739,696
Common Stock                                                     21,297,570
Accumulated deficit                                             (22,635,165)

    Total shareholders' equity (deficit)                        (   568,976)

Total liabilities and shareholders' equity                      $    29,194


            See accompanying notes to consolidated financial statements.

                                    PRINCETON MEDIA GROUP, INC.

                        Statements of Operations and Accumulated Deficit

                                                (Unaudited)

                         Three Months Ended               Nine Months Ended
                            September 30,                   September 30,
                        2000            1999              2000        1999

Costs and operating
  expenses:

Selling and
  administrative     $     834    $      1,174        $   5,131    $   30,829
Depreciation             2,170           1,850            6,510         5,869

Income (loss) from
  operations           ( 3,004)       (  3,024)         (11,641)     ( 36,698)

Other income
  Gain on reduction of
   guaranteed note payable  -              -                -          72,055

Net income (loss)      ( 3,004)       (  3,024)         (11,641)       35,537

Accumulated deficit,
  beginning of
  period           (22,629,450)    (22,669,928)     (22,623,524)  (22,738,309)

Accumulated deficit,
  end of period   $(22,632,454)   $(22,702,952)    $(22,635,165) $(22,702,952)

Basic and diluted
  gain (loss)
  per share       $       0.00    $   (   0.01)    $    (  0.01) $       0.01


               See accompanying notes to consolidated financial statements.




                                PRINCETON MEDIA GROUP, INC.

                                 Statements of Cash Flows

                                       (Unaudited)

                                              Nine months ended September 30,

                                                   2000           1999

Cash flows from operating activities:
   Net income (loss)                         $   (11,641)   $     35,357
     Adjustments to reconcile net loss
     to net cash used in
     operating activities

      Depreciation                                 6,510           5,869

      Gain on reduction of guaranteed payment        -          ( 72,055)

   Changes in assets and liabilities
     Increase (decrease) in:
      Accounts payable                               -            11,829

      Net cash used in operating
         activities                              ( 5,131)        (19,000)

Cash flows from investing activities:

      Net cash provided by (used in)
         investing activities                        -               -

Cash flows from financing activities:

      Proceeds from note payable - affiliate       7,814          19,387
      Payments to affiliate                        1,800             -

      Net cash provided by
         financing activities                      6,014          19,387

Net increase in cash                                 883             387

Cash, December 31, 1999 and 1998                     -               -

Cash, September 30, 2000 and 1999            $       883    $        387


             See accompanying notes to consolidated financial statements.

                           PRINCETON MEDIA GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Basis for Presentation

The accompanying unaudited interim financial statements include the accounts of Princeton Media Group, Inc. ("Princeton"). On October 27, 1998, Princeton Publishing, Inc. and Firestone Publishing, Inc., wholly-owned subsidiaries of Princeton Media Group, Inc., and Kingston Press, Inc., a wholly-owned subsidiary of Princeton Publishing, Inc., each filed an Assignment for the Benefit of Creditors (the Assignment(s)), a proceeding governed under the laws of the State of Florida. The Assignments were filed with the Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida on October 27, 1998. The Assignment proceeding gives creditors the opportunity to file proofs of claims. The Assignments were filed in order to expedite an orderly sale and disposition of the assets of the entities and pay claims in order of priority. As of the end of 1998, Princeton had no operations.
In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, and the results of operations for the three months ended and nine months ended September 30, 2000 and 1999 and their cash flows for the nine-month periods ended September 30, 2000 and 1999. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

2.   Basic and Dilutive Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants, and additional shares assuming the conversion of debentures and preferred shares, are excluded from the computation as their effect is antidilutive.

For the nine months ended September 30, 2000 and 1999, cumulative dividends of $33,000, respectively, related to preferred Series C have been added to net loss in the loss per share computation.

The following table sets forth the computation of basic and diluted loss per share as of September 30, 2000 and 1999:

                                                      2000             1999

Net loss from operations                         $ (  11,641)   $(   36,698)
  Preferred dividends - Series C                 $ (  33,000)    (   33,000)

Net loss to common shareholders - operations     $ (  24,711)   $(   69,698)

Extraordinary item:
  Gain on reduction of guaranteed note                   -           72,055

Net income (loss)to common shareholders          $ (  24,711)   $     2,357

Weighted average common shares outstanding         4,178,722      4,178,722

Basic and diluted loss per share:

Before extraordinary item                        $ (     .01)   $(      .02)

Gain on reduction of guaranteed note                     -              .02

Basic income (loss) per share                    $ (     .01)   $       .00

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

The nine months ended September 30, 2000 compared to the nine months ended September 30, 1999:

There were no revenues for the nine months ended September 30, 2000 or for the nine months ended September 30, 1999.

Costs and expenses for the nine months ended September 30, 2000 were $3,004 compared to $36,698 for the nine months ended September 30, 1999.

The Company had guaranteed a note related to the operations of the assigned subsidiaries. Per the terms of the note, the note was reduced by receipts to the holder of the note from publications of the former subsidiaries of Princeton. During the first quarter of 1999, the note was reduced by $72,055 from proceeds of publications of the former subsidiaries of Princeton.

Net loss for the nine months ended September 30, 2000 was $3,004 comprised of administrative maintenance costs. Net income for the nine months ended September 30, 1999 was $35,357 consisting of the extraordinary item of gain from reduction of the guaranteed note of $72,055 and the loss from operations of $36,698.

Liquidity and Capital Resources

Liquidity and capital resources are discussed in three broad categories: operating activities, investing activities and financing activities.

During the nine-month periods ending September 30, 2000 and 1999 there were no interest expenses charged to operations.

Cash increased $883 to $883 at September 30, 2000 from $-0- at December 31, 1999. Net cash used in operating activities was $5,131 during the nine months ended September 30, 2000 compared to net cash used of $19,000 during the nine months ended September 30, 1999. The decrease in net cash used in operating activities in the first nine months of 2000 compared to the first nine months of 1999 is a result of the one-time gain on the reduction of a guaranteed note, together with minor accounting expenditures.

During the nine-month periods ending September 30, 2000 and 1999, there was no net cash provided by or used in investing activities.

During the nine months ended Septenber 30, 2000, net cash provided by financing activities was $6,014 compared to $19,387 net cash provided by financing activities during the nine months ended September 30, 1999. The cash provided by financing activities is a result of the advances made by related parties to cover minimal operating expenses and audit fees.

PART II.  OTHER INFORMATION

Item 3:     Legal

The Company was named as defendant in an action filed in the Circuit Court of Waukesha County, Wisconsin on August 8, 2000. The plaintiffs in the action are three individuals who were officers and managers of the Company's previously-owned subsidiaries. The Company has engaged counsel who is assisting the Company in ascertaining the possible effects of the action.
The Company intends to seek a resolution to the matter either through negotiation or legal defense of the action.

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

Date: November 14, 2000



                                             PRINCETON MEDIA GROUP, INC.


                                             /s/ James J. McNamara
                                             By: James J. McNamara,
                                             Chairman of the Board and
                                             Acting Chief Executive Officer