Form 10KSB
period 2000-12-31
PRINCETON MEDIA GROUP INC
filed 2001-04-16
CIK 814456

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                    FORM 10-KSB

(mark one)
      [ X ]            ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Securities registered under Section 12(g) of the Exchange Act as of December 31, 2000: Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]    NO  [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $0.
The aggregate market value of the voting stock held by non-affiliates computed by reference to the average closing bid and ask prices of such stock on April 14, 2001, was $0.03.

The number of shares outstanding of the issuer's common stock, no par value, as of April 14, 2001, was 4,178,722.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

Item 12 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999, is incorporated herein by reference.

                             PRINCETON MEDIA GROUP, INC.
                                   FORM 10-KSB
                      For the Year Ended December 31, 2000

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

On October 27, 1998, Princeton Publishing, Inc. and Firestone Publishing,
Inc., wholly-owned subsidiaries of Princeton Media Group, Inc., and Kingston Press, Inc., a wholly-owned subsidiary of Princeton Publishing, Inc., each filed an Assignment for the Benefit of Creditors (The Assignment(s)), a proceeding governed under the laws of the State of Florida. The Assignments were filed with the Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida on October 27, 1998. The Assignment proceeding gives creditors the opportunity to file proofs of claims. The Assignments were filed in order to expedite an orderly sale and disposition of the assets of the entities and to pay claims in order of priority.

Year 2000 Reporting

Because the Company has discontinued operations, the Company had no adverse affect as a result of requirements for compliance with computer reprograming in conjunction with the year 2000.

CURRENT PLANS

During 2001, management of the Company intends to pursue a plan of attempting to secure an acquisition that could provide stable operations that would restore shareholder value.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company's executive offices are located at 214 Brazilian Avenue, Suite 300 Palm Beach, Florida 33480. This office space is approximately 800 square feet shared with another company related by common directorship.

Total rental expense for the facility detailed above was paid by a related entity and offset by other intercompany office charges.

ITEM 3.  LEGAL PROCEEDINGS

Litigation commenced during 2000 by Henry M. McQueeney et al. in the United States District Court, Eastern District of Wisconsin alleging that employees of a company that was previously a subsidiary of the Company should be certified as a class and be paid back wages and benefits, pursuant to the Wisconsin WARN act, as well as claims for payment of attorneys fees and costs of litigation. There have not yet been any significant developments in the case and the Company is vigorously defending the legal action which. Plaintiffs' claims for damages exceed $300,000. Settlement negotiations with the plaintiffs are also possible.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common shares previously traded on the Nasdaq SmallCap Market under the symbol "PMGIF" and, commencing in November, 1998 trade on the Bulletin Board under the same symbol.

As of December 31, 2000, there were 4,178,722 shares of common stock outstanding. As of the same date, there were 559 holders of record and approximately 750 beneficial holders of the common stock. As of April 14, 2001 there were 581 holders of record.

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

The year ended December 31, 2000, compared to the year ended December 31, 1999:

There was no revenue in 2000 versus the prior year in which revenue consisted entirely of forgiveness of debt of approximately $212,000 on liabilities settled through the closing of the businesses of the subsidiaries placed into assignment.

Operating activities were restricted to administrative costs of approximately $14,615 to keep the Company in compliance with filing requirements and other regulatory requirements.

Net loss was approximately $20,622 compared to the prior year in which net income was approximately $114,800.

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2000, there was $3,236 interest expense accrued on small advances made by the officers in order to maintain minor administrative functions. In the prior year $1,684 in interest expense was charged to operations. Interest expense is primarily related to two promissory notes with the Chairman of the Board and a related party.

Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

Cash increased to $54 at December 31, 2000 from $-0- at December 31, 1999.

During the year ended December 31, 2000 net cash used in operating activities was $5,671 compared to the year ended December 31, 1999, in which net cash used in operating activities was $56,543, representing a decrease of $49,369.

During the years ended December 31, 2000 and 1999, net cash used in investing activities was $-0-.

During the year ended December 31, 2000, net cash provided by financing activities was $5,725 compared to $56,543 in the prior year, representing a decrease of $50,818.


RECENT ACCOUNTING PRONOUNCEMENTS

See Summary of Significant Accounting Policies to the Company's Consolidated Financial Statements for information relating to recent accounting pronouncements.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are included in this Annual Report following Item 13:

      INDEX TO FINANCIAL STATEMENTS

      Report of Independent Accountants

      Balance Sheet December 31, 2000

      Statements of Operations and Accumulated Deficit
      For the Years Ended December 31, 2000 and 1999

      Statements of Cash Flows
      For the Years Ended December 31, 2000 and 1999

      Notes to Financial Statements



ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and disagreement with accountants on accounting and financial disclosure.

                                   PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information concerning the directors, executive officers and significant employees as of April 14, 2001:

                     Year First   Position
                     Elected      With
Name           Age   Director     Company

J. McNamara    52    1996         Chairman, Director, Chief Executive Officer,
                                    Acting President, and Secretary

J. Leshinsky   47    1996         Director

Set forth is a biographical description of each director, executive officer and significant employee of the Company and its wholly-owned subsidiaries:

James J. McNamara, Chairman of the Board, identified and secured the acquisition of all publishing and printing assets purchased by Princeton Media Group, Inc. He has been since June, 1993 the President and CEO of Celebrity Entertainment, Inc., a company engaged in the development and management of destination resorts and other related business interests.
From 1991 through 1993 Mr. McNamara was the President and CEO of Production Services International, Inc., a television and motion picture development company, which became a subsidiary of Celebrity in 1993. For over twenty-five years Mr. McNamara has developed and produced motion pictures and television series. His firlm industry experience included maintaining a corporate office at Twentieth Century-Fox for five years. He produced the major motion picture "Flipper" for Universal Studios in 1995. Previously Mr. McNamara owned and operated a chain of music stores and an international concert promotion and talent representation company. He currently is a director of National Auto Credit, Inc. and has served as that company's Chairman of the Board and CEO.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth all compensation awarded to, earned by or paid to the executive officers indicated during the years ended December 31, 2000 and 1999.


                          SUMMARY COMPENSATION TABLE

                                                                      Long Term
                        Annual Compensation                             Awards

  (a)              (b)    (c)   (d)    (e)         (f)       (g)     (h)   (i)
                                                                         Sec's
                                      Other      Restricted Lying         All
 Principal        Year   Salary Bonus Compensation Awards    SARs Payouts Other
 Position                ($)    ($)     ($)         ($)      (#)     ($)    ($)

James McNamara    2000   $  -    -       -           -        -       -       -
Chairman of Board 1999   $  -    -       -           -        -       -       -


(1) Mr. McNamara's salary ceased in October, 1998, but he continues to serve as Chairman of the Board.


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

      Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values
 (a)               (b)          (c)            (d)                      (e)
Name              Shares                  Number of Securities        Value of
                  Acquired On   Value     Underlying Unexercised      in the
                  exercise (#)  Realized  Options/SAR's at FY-        MoneySARs
                                          End (#)                     at FY-End
                                          Exercisable/Unexercisable   Exer'ble
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2000, the Company loaned $3,930 to Celebrity Entertainment, Inc. ("Celebrity"), to assist Celebrity in meeting minimal operating expenses, which when combined with the prior year total of $5,300, totals $9,230. Celebrity's President and a director is James J. McNamara, Chairman of the Company. During 1999, Mr. McNamara loaned the Company $20,366 for administrative expenses; the note bears interest at 5% and accrued interest as of December 31, 1999 was $368. In addition, J. William Metzger, the other director of Celebrity, loaned the Company $41,477 bearing interest at 5%; accrued interest was $1,316 as of December 31, 1999. As a result of additional advances provided during 2000, as of December 31, 2000 the combined total amount owed by the Company to Mr. McNamara and Mr. Metzger was $71,761. The disclosure set forth in Item 12 of the Registrant's
Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999, is incorporated herein by reference.


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

Date: April 14, 2000


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

                                             /s/ Joel Leshinsky,
                                             By: Joel Leshinsky, Director






REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Princeton Media Group, Inc.

We have audited the accompanying balance sheet of Princeton Media Group, Inc. (the "Company") as of December 31, 2000 and the related statements of operations and accumulated deficit, and cash flows for the year then ended. We have also audited the consolidated statements of operations and accumulated deficit, and cash flows of Princeton Media Group, Inc. and subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the financial position of Princeton Media Group, Inc. as of December 31, 2000 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the 1999 consolidated financial statements of Princeton Media Group, Inc. and subsidiaries present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has experienced significant operating losses, has placed all of its operating subsidiaries in assignment for the benefit of creditors, has an accumulated deficit and has negative working capital at December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            /s/ Holyfield & Thomas, LLC
                                             Certified Public Accountants


West Palm Beach, Florida
April 14, 2001







                          PRINCETON MEDIA GROUP, INC.
                                Balance Sheet
                              December 31, 2000


                                        Assets
Current assets

Cash                                               $          54
Due from affiliates                                        9,493

   Total current assets                                    9,547

Property and equipment                                    43,408
   Less accumulated depreciation                         (27,297)
Property and equipment, net                               16,111


Total assets                                        $     25,658

                  Liabilities and Shareholders' Equity (Deficit)

Current liabilities

Accounts payable                                    $    226,829
Accrued expenses                                          50,000
Advances payable - related parties                        71,761
Note payable                                             250,000
Accrued interest                                           4,920

   Total current liabilities                             603,614

Shareholders' equity (deficit):

Series A Preference Shares                                28,923
Series C Preference Shares                               739,696
Common Stock                                          21,297,570
Deficit                                              (22,644,145)

    Total shareholders' equity (deficit)             (   577,956)

Total liabilities and shareholders' equity          $     25,658


            See accompanying notes to financial statements.




                                    PRINCETON MEDIA GROUP, INC.

                         Statements of Operations and Accumulated Deficit

                          For the Years Ended December 31, 2000 and 1999

                                                      2000            1999

Costs and operating expenses:
   Selling and administrative                       14,615           95,813

       Loss from operations                    (    14,615)      (   95,813)

Other income (expense):
   Interest income                                     263                -
   Interest expense                               (  3,340)       (   1,684)
   Loss on decline in value of securities         (  2,930)               -

       Total other income,(expense)               (  6,007)      (    1,684)

Loss before extraordinary income                  ( 20,622)      (   97,497)

Extraordinary income - forgiveness of debt               -          212,283

Net income (loss)                                 ( 20,622)         114,786

Accumulated deficit - beginning of the year    (22,623,523)     (22,738,309)

Accumulated deficit - end of the year        $ (22,644,145)    $(22,623,523)

Basic and diluted loss per share:

   Loss before extraordinary income	         $      ( 0.02)    $     ( 0.03)

   Extraordinary income                                  -             0.05

   Net income (loss) per share               $      ( 0.02)    $       0.02



                     See accompanying notes to financial statements.

                          PRINCETON MEDIA GROUP, INC.

                           Statements of Cash Flows

                 For the Years Ended December 31, 2000 and 1999

                                                      2000            1999
Cash flows from operating activities:
   Net income (loss) before extraordinary item   $ (  20,622)     $(   97,497)
     Adjustments to reconcile net loss
     to net cash used in operating activities:
      Depreciation                                     8,681            8,681
      Loss on disposition of assets                        -            4,920
      Loss on decline in value of securities           2,930                -
     Changes in operating assets and liabilities
      Increase (decrease) in:
         Accounts payable                                  -           25,669
         Accrued interest                              3,340            1,684

      Net cash used in operating activities       (    5,671)      (   56,543)

Cash flows from investing activities:
      Net cash used in investing activities                -                -

Cash flows from financing activities:
   Advances from related parties                       9,918           61,843
   Advances to related party                       (   4,193)       (   5,300)

      Net cash provided by financing activities        5,725           56,543

Net increase (decrease) in cash                           54                -

Cash, beginning of period                                  -                -

Cash, end of period                              $        54       $        -


Supplemental cash flow information:
   Interest paid                                 $         -       $        -
   Income taxes paid                             $         -       $        -




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

      (C)   Revenue Recognition

The Company will recognize revenue on the accrual basis. There are no revenues from operations in 2000 and 1999.

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

The following table sets forth the computation of basic income per share:

                                                        2000          1999

Loss before extraordinary item                     $(   20,622)  $(   97,497)

Less: preferred stock dividends                     (   44,000)   (   44,000)

Loss to common shareholders
     before extraordinary item                      (   64,622)   (  141,497)

Extraordinary income - forgiveness of debt                   -       212,283

Net income (loss) to common shareholders            (   64,622)       70,786

Weighted average common shares outstanding           4,178,722     4,178,722
Basic and diluted (loss) per share
     from continuing operations                    $    ( 0.02)  $ (    0.03)

Extraordinary income                                        -           0.05

Basic income (loss) per share                      $    ( 0.02)  $      0.02


2.  Going Concern and Management's Plans

As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $22,639,873 at December 31, 2000. As detailed in Note 1, the Company placed all of its operating subsidiaries in assignment on October 27, 1998. Management is attempting to locate an acquisition that would provide stable operations, but there are no agreements to do so as of the date of filing of this report. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

3.  Income Taxes

There was no provision for income taxes for the years ended December 31, 2000 and 1999 due to the loss from the disposition of subsidiaries in 1998. There was no current or deferred provision for income taxes for the years ended December 31, 2000 and 1999, due to the loss realized from the disposition of the subsidiaries in 1998. Furthermore, there is no deferred tax asset or liability reflected in the financial statements because those assets with significant temporary differences between income tax and book bases were sold as part of the subsidiaries, and because it is more likely than not that the net operating loss carryforwards will not be realized.

4.   Capital Stock

A summary of capital stock as of December 31, 2000 is as follows:

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

            Series C:

These preference shares were redeemable at the option of the Company until January 31, 1998 under certain conditions pertaining to the trading prices of the Company's common shares, and convertible at the option of the holder at any time into common shares of the Company on the basis of 200 Series C shares for one common share (5,500 shares). The conversion ratio is subject to adjustment under certain conditions, including conditions relating to trading prices and subsequent share issues. Holders of Series C preference shares are entitled to receive a cumulative dividend of $.04 per share annually, payable in cash or common shares of the Company. Dividends in arrears totaled $348,333 at December 31, 2000.

            Series D and E:

These were entirely converted or redeemed in 1997. Management does not plan any further issuances.

      (B)   Options and Warrants

There were no options and warrants issued during 2000. Outstanding options are as follows:

                                                                1998
                                                                   Exercise
                                                         Shares    Price*
Outstanding at
  Beginning of year                                     357,700   $ 4.77

Outstanding and
   exercisable at year end                              357,700   $ 4.77

* Weighted average

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
   Expected option life                   1 to 2 years     Less than 1 year

(D) Employee Stock Grants and Options

There were no stock options or warrants granted to employees in 2000 and 1999.

     (E)   Changes in Equity

Changes in equity for the years ended December 31, 2000 and 1999 were as follows:

Preferred Stock Series A and Series C:

                                  Series A                   Series C
                                Shares   Amount          Shares      Amount

Balance at December 31, 1999    32,500    28,923         1,100,000    739,696

Changes - none                       -         -                 -          -

Balance at December 31, 2000    32,500   $28,923         1,100,000   $739,696

Common shares:
                                                        Shares         Amount

Balance at December 31, 1999                         4,178,722    $21,297,570

Changes - none                                               -              -

Balance at December 31, 2000                         4,178,722    $21,297,570


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