Form 10-Q
period 2001-03-31
PRINCETON MEDIA GROUP INC
filed 2001-05-21
CIK 814456

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                    FORM 10-QSB


(mark one)
      [ X ]            ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Securities registered under Section 12(g) of the Exchange Act as of March 31, 2001: Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]    NO  [  ]

The number of shares outstanding of the issuer's common stock, no par value, as of May 21, 2001 was 4,178,722.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements (unaudited)

All financial information is expressed in United States dollars.

      INDEX TO FINANCIAL STATEMENTS

Balance Sheet as of March 31, 2001

Statements of Operations and Accumulated Deficit for the Three Months Ended March 31, 2001 and 2000

Statements of Cash Flows
   for the Three Months Ended March 31, 2001 and 2000

Notes to Financial Statements


      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

Signatures

                          PRINCETON MEDIA GROUP, INC.
                               Balance Sheet
                               March 31, 2001


(Unaudited)

                                        Assets
Current assets
Cash                                                          $         6
Due from affiliate                                                  9,493

   Total current assets                                             9,499

Property and equipment, cost                                       43,408
Less accumulated depreciation                                     (29,467)

Property and equipment, net                                        13,941


Total assets                                                  $    23,440

                    Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable                                              $   226,829
Accrued expenses                                                   50,000
Advances payable - related parties                                 71,761
Note payable on demand                                            250,000
Accrued interest                                                    4,920

   Total current liabilities                                      603,510


Shareholders' equity (deficit):
Series A Preference Shares                                         28,923
Series C Preference Shares                                        739,696
Common Stock                                                   21,297,570
Deficit                                                       (22,644,145)

    Total shareholders' equity                                (   580,070)

Total liabilities and shareholders' equity                   $     23,440


            See accompanying notes to consolidated financial statements.

                                    PRINCETON MEDIA GROUP, INC.
                       Statements of Operations and Accumulated Deficit
                  For the Three Months Ended March 31, 2001 and 2000

                                          (Unaudited)

                                                       2001            2000

Net revenues                                              -             -

Costs and operating expenses:
   Cost of sales                                          -             -
   Selling and administrative                         15,817            5,926

      Income (loss) from operations                  (15,817)	     (5,926)

Other income (expense)
   Gain on reduction of guaranteed note payable           -               -

Net income (loss)                                    (15,817)          (5,926)

Accumulated deficit - December 31, 2001 and 2000 (22,644,145)     (22,623,523)

Accumulated deficit - end of period           $ ( 22,659,962)   $ (22,669,451)


Basic and diluted loss per share:             $      (   .01)   $(        .01)


                See accompanying notes to consolidated financial statements.

                          PRINCETON MEDIA GROUP, INC.

                           Statements of Cash Flows
                 For the Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)

                                                  2001            2000
Cash flows from operating activities:
   Net loss			                    $   (15,817)     $    (5,926)
     Adjustments to reconcile net loss
     to net cash used in
     operating activities
      Depreciation                                2,170            2,170

   Changes in assets and liabilities
      Net cash used in
      operating activities                       13,647            3,756

Cash flows from investing activities:

      Net cash used in
         investing activities                       -                -

Cash flows from financing activities:
   Proceeds from notes payable                      -               6,622
   Payment to affiliate                             -             ( 1,800)

      Net cash provided by
         financing activities                       -               4,822

Net increase (decrease) in cash                   1,060             1,066

Cash, December 31, 2000 and 1999                  1,066               -

Cash, March 31, 2001 and 2000               $         6        $    1,060


Supplemental disclosures of cash flow information:
                                                   2001            2000

Interest paid                               $       -         $       -


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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001, and the results of their operations in 2001 and 2000 and their cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

2.   Basic and Dilutive Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants, and additional shares assuming the conversion of debentures and preferred shares, are excluded from the computation as their effect is antidilutive.

For the three months ended March 31, 2001, cumulative dividends of $11,000 related to preferred Series C have been added to net loss in the loss per share computation.

The following table sets forth the computation of basic and diluted loss per share as of March 31, 2001 and 2000:
                                                      2001             2000

Net loss before extraordinary item             $(   15,817)     $(    5,926)
  Preferred dividends                           (   11,000)      (   11,000)

Net loss to common shareholders                 (   26,817)      (   16,926)

Net income (loss)                              $(   26,817)     $(   16,926)

Weighted average common shares outstanding       4,178,722        4,178,722

Basic and diluted loss per share:

Basic income (loss) per share                 $(      .01)     $      (.01)

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

The quarter ended March 31, 2001 compared to the quarter ended March 31, 2000:

There were no revenues during either the quarter ended March 31, 2001 or the quarter ended March 31, 2000.

Expenses for the quarter ended March 31, 2000 were $15,817 compared to $5,926 for the quarter ended March 31, 2000. The increase in expenses is a result of additional accounting expenses.

Net loss for the quarter ended March 31, 2001 was $15,817. Net loss for the quarter ended March 31, 2000 was $5,926.

Liquidity and Capital Resources

During the quarters ended March 31, 2001 and March 31, 2000, there were no interest expenses charged to operations.

Liquidity and capital resources are discussed in three broad categories: operating activities, investing activities and financing activities.

Cash increased $1,060 to $6 at March 31, 2001 from $-0- at December 31,
2000. Net cash used by operating activities was $13,647 $3,756 during the quarter ended March 31, 2001 compared to cash provided by operating activities of $3,756 during the quarter ended March 31, 2000. The increase in net cash used in operating activities in the first quarter of 2001 compared to the first quarter of 2000 is a result of additional accounting expenses.

During the quarters ended March 31, 2001 and March 31, 2000, there was no net cash used in investing activities.

During the quarter ended March 31, 2001, net cash provided by financing activities was $-0- compared to $4,822 from net cash provided by financing activities during the quarter ended March 31, 2000 as a result of changes in advances from related parties.

PART II.  OTHER INFORMATION

Item 3:  Legal Proceedings

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

Date: May 21, 2001


                                             PRINCETON MEDIA GROUP, INC.


                                             /s/ James J. McNamara
                                             By: James J. McNamara,
                                             Chairman of the Board and
                                             Acting Chief Executive Officer


</DOCUMENT>