Form 10-Q
period 2001-06-30
PRINCETON MEDIA GROUP INC
filed 2001-08-20
CIK 814456

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                    FORM 10-QSB


(mark one)
      [ X ]            ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Securities registered under Section 12(g) of the Exchange Act as of June 30,
2000:
Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]    NO  [  ]

The number of shares outstanding of the issuer's common stock, no par value, as of August 14, 2001 was 4,178,722.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements (unaudited)

All financial information is expressed in United States dollars.

      INDEX TO FINANCIAL STATEMENTS

         Balance Sheet June 30, 2001

         Statements of Operations and Accumulated Deficit for the Six Months Ended June 30, 2001 and 2000 and for the Three Months Ended June 30, 2001 and

         Statements of Cash Flows
           for the Six Months Ended June 30, 2001 and 2000

         Notes to Financial Statements


      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

Signatures

                          PRINCETON MEDIA GROUP, INC.
                               Balance Sheet
                               June 30, 2001


(Unaudited)

                                        Assets
Current assets
Cash                                                           $         37
Due from affiliate                                                    9,493

   Total current assets                                               9,530

Property and equipment, cost                                         43,408
Less accumulated depreciation                                       (27,207)

Property and equipment, net                                          16,201

Total assets                                                    $    25,731

                    Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
Accounts payable                                                $   226,829
Accrued expenses                                                     50,000
Advances payable - related parties                                   71,761
Note payable on demand                                              250,000
Accrued interest                                                      4,920

   Total current liabilities                                        503,510

Shareholders' equity (deficit):
Series A Preference Shares                                           28,923
Series C Preference Shares                                          739,696
Common Stock                                                     21,297,570
Accumulated deficit                                             (22,655,885)

    Total shareholders' equity (deficit)                        (   477,779)

Total liabilities and shareholders' equity                      $    25,731


            See accompanying notes to consolidated financial statements.

                                    PRINCETON MEDIA GROUP, INC.

                        Statements of Operations and Accumulated Deficit

                                                (Unaudited)

                           Three Months Ended              Six Months Ended
                              June 30,                        June 30,
                        2001            2000              2001        2000

Costs and operating
  expenses:

Selling and
  administrative     $   9,570    $        541        $   9,570    $      541
Depreciation             2,170           2,170            2,170         2,170

Income (loss) from
  operations           (11,740)       (  2,711)         (11,740)     (  2,711)

Net income (loss)      (11,740)       (  2,711)         (11,740)     (  2,711)

Accumulated deficit,
  beginning of
  period           (22,644,145)    (22,629,450)     (22,644,145)  (22,629,450)

Accumulated deficit,
  end of period   $(22,655,885)   $(22,632,161)    $(22,655,885) $(22,632,161)

Basic and diluted
  loss per share  $      (0.01)   $   (   0.01)    $    (  0.01) $    (  0.00)


               See accompanying notes to consolidated financial statements.




                                PRINCETON MEDIA GROUP, INC.

                                 Statements of Cash Flows

                                       (Unaudited)

                                                  Six months ended June 30,

                                                   2001            2000

Cash flows from operating activities:
   Net income (loss)                         $  ( 11,740)   $     (8,637)
     Adjustments to reconcile net loss
     to net cash used in
     operating activities

      Depreciation                                 2,711           4,340


   Changes in assets and liabilities
     Increase (decrease) in:

      Net cash used in operating
         activities                              ( 9,570)        ( 4,297)

Cash flows from investing activities:

      Net cash provided by (used in)
         investing activities                        -               -

Cash flows from financing activities:

      Proceeds from note payable - affiliate       9,570            6,302

      Net cash provided by
         financing activities                      9,570            6,302

Net increase in cash                                ( 17)             250

Cash, December 31, 2000 and 1999                      54               -

Cash, June 30, 2000 and 1999                 $        37   $          250


             See accompanying notes to consolidated financial statements.

                           PRINCETON MEDIA GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Basis for Presentation

The accompanying unaudited interim financial statements include the accounts of Princeton Media Group, Inc. ("Princeton"). On October 27, 1998, Princeton Publishing, Inc. and Firestone Publishing, Inc., wholly-owned subsidiaries of Princeton Media Group, Inc., and Kingston Press, Inc., a wholly-owned subsidiary of Princeton Publishing, Inc., each filed an Assignment for the Benefit of Creditors (the Assignment(s)), a proceeding governed under the laws of the State of Florida. The Assignments were filed with the Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida on October 27, 1998. The Assignment proceeding gives creditors the opportunity to file proofs of claims. The Assignments were filed in order to expedite an orderly sale and disposition of the assets of the entities and pay claims in order of priority. As of the end of 1998, Princeton had no operations.
In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001, and the results of operations for the three months ended and six months ended June 30, 2001 and 2000 and their cash flows for the six-month periods ended June 30, 2001 and 2000. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

2.   Basic and Dilutive Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants, and additional shares assuming the conversion of debentures and preferred shares, are excluded from the computation as their effect is antidilutive.

For the six months ended June 30, 2001 and 2000, cumulative dividends of $22,000, respectively, related to preferred Series C have been added to net loss in the loss per share computation.

The following table sets forth the computation of basic and diluted loss per share as of June 30, 2001 and 2000:

                                                      2001             2000

Net loss from operations                         $ (  11,740)   $(    2,711)
  Preferred dividends - Series C                 $ (  22,000)    (   22,000)

Net loss to common shareholders - operations     $ (  33,740)   $(   24,711)

Net income (loss)to common shareholders          $ (  33,740)   $    24,711

Weighted average common shares outstanding         4,178,722      4,178,722

Basic and diluted loss per share:

Before extraordinary item                        $ (     .01)   $(      .01)

Basic income (loss) per share                    $ (     .01)   $(      .01)

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

The six months ended June 30, 2001 compared to the six months ended June 30, 2000:

There were no revenues for the six months ended June 30, 2001 or for the six months ended June 30, 2000.

Costs and expenses for the six months ended June 30, 2001 were $11,740 compared to $2,711 for the six months ended June 30, 2000.

Net loss for the six months ended June 30, 2001 and 2000 were $11,740 and $2,711, respectively, comprised of administrative maintenance costs and depreciation.

Liquidity and Capital Resources

Liquidity and capital resources are discussed in three broad categories: operating activities, investing activities and financing activities.

During the six-month periods ending June 30, 2001 and 2000 there were no interest expenses charged to operations.

Cash decreased $17 to $37 at June 30, 2001 from $54 at December 31, 2000. Net cash used in operating activities was $9,570 during the six months ended June 30, 2001 compared to net cash used of $4,297 during the six months ended June 30, 2000. The decrease in net cash used in operating activities in the first six months of 2001 compared to the first six months of 2000 is a result of accounting and minimal maintenance expenditures.

During the six-month periods ending June 30, 2001 and 2000, there was no net cash provided by or used in investing activities.

During the six months ended June 30, 2001, net cash provided by financing activities was $9,570 compared to $6,302 net cash provided by financing activities during the six months ended June 30, 2000. The cash provided by financing activities is a result of the advances made by related parties to cover minimal operating expenses and audit fees.

PART II.  OTHER INFORMATION

Item 5:     Certain Relationships and Related Transactions

The Company shares corporate headquarters office space with Celebrity. During 2001 and 2000, advances were made to the Company by certain related parties on short-term bases at nominal interest rates to cover maintenance costs during the period that management of the Company is seeking new operations.

Item 6:     Exhibits and Reports on Form 8-K.
(a) Exhibits - None.
(b) Reports on Form 8-K: None.

                                SIGNATURES

      In accordance with Section 13 and 15 (d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.

Date: August 14, 2001



                                             PRINCETON MEDIA GROUP, INC.


                                             /s/ James J. McNamara
                                             By: James J. McNamara,
                                             Chairman of the Board and
                                             Acting Chief Executive Officer