Form 10KSB
period 2001-12-31
PRINCETON MEDIA GROUP INC
filed 2002-04-15
CIK 814456

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                    FORM 10-KSB

(mark one)
      [ X ]            ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

            214 Brazilian Avenue, Suite 26021, Palm Beach, Florida 33480
                     (Address of principal executive offices)
                                  561/659-0121
                         (Issuer's telephone number.)
                    -----------------------------------------
Securities registered under Section 12(b) of the Act:  None.

Securities registered under Section 12(g) of the Exchange Act as of December 31, 2001: Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]    NO  [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $0.
The aggregate market value of the voting stock held by non-affiliates computed by reference to the average closing bid and ask prices of such stock on April 12, 2002, was $0.03.

The number of shares outstanding of the issuer's common stock, no par value, as of April 12, 2002, was 4,178,722.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

Item 12 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999, is incorporated herein by reference.

                             PRINCETON MEDIA GROUP, INC.
                                   FORM 10-KSB
                      For the Year Ended December 31, 2001

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

Year 2000 Reporting

Because the Company has discontinued operations, the Company had no adverse affect as a result of requirements for compliance with computer reprogramming in conjunction with the year 2000.

CURRENT PLANS

During 2002, management of the Company intends to pursue a plan of attempting to secure an acquisition that could provide stable operations that would restore shareholder value.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company's executive offices are located at 214 Brazilian Avenue, Suite 22160 Palm Beach, Florida 33480. This office space is approximately 800 square feet shared with another company related by common directorship.

Total rental expense for the facility detailed above was paid by a related entity and offset by other intercompany office charges.

ITEM 3.  LEGAL PROCEEDINGS

Litigation commenced during 2000 by Henry M. McQueeney et al. in the United States District Court, Eastern District of Wisconsin. The matter was settled during 2001 and has been dismissed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common shares previously traded on the Nasdaq SmallCap Market under the symbol "PMGIF" and, commencing in November, 1998 trade on the Bulletin Board under the same symbol.

As of December 31, 2001, there were 4,178,722 shares of common stock outstanding. As of the same date, there were 559 holders of record and approximately 750 beneficial holders of the common stock. As of April 14, 2002 there were 581 holders of record.

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


The year ended December 31, 2001, compared to the year ended December 31, 2000:


The year ended December 31, 2001, compared to the year ended December 31, 2000:

There was no revenue in 2001 or 2000. Operating activities were restricted to administrative costs and legal and accounting expenses of $95,302 expended to maintain the Company in compliance with filing and other regulatory requirements and to prepare the Company for a possible acquisition transaction.
This compares
 with $3,004 expended during the year ended December 31, 2000 for the maintenance of compliance and other regulatory requirements.

Net loss for the year ended December 31, 2001 was approximately $109,103 compared to the prior year in which net loss was approximately $20,622.

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2001, there was $5,582 accrued in interest expense compared with $3,236 interest expense accrued during the prior year. Interest expense is primarily related to two promissory notes with he Chairman of the Board and a related party.

Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

Cash increased to $1,744 at December 31, 2001 from $54 at December 31, 2000.

During the year ended December 31, 2001, net cash used in operating activities was $77,802 compared to the year ended December 31, 2000, in which net cash used in operating activities was $5,671, representing an increase of $72,131, expended to maintain the Company in compliance with filing and other regulatory equirements and to prepare the Company for a possible acquisition transaction.

During the years ended December 31, 2001 and 2000, net cash used in investing activities was $-0-.

During the year ended December 31, 2001, net cash provided by financing activities was $79,546 compared to $5,725 in the prior year, representing an increase of $73,821, resulting from loans provided to the Company by related parties.


RECENT ACCOUNTING PRONOUNCEMENTS

See Summary of Significant Accounting Policies to the Company's Consolidated Financial Statements for information relating to recent accounting pronouncements.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are included in this Annual Report following Item 13:

      INDEX TO FINANCIAL STATEMENTS

      Report of Independent Accountants

      Balance Sheet December 31, 2001

      Statements of Operations and Accumulated Deficit
      For the Years Ended December 31, 2001 and 2000

      Statements of Cash Flows
      For the Years Ended December 31, 2001 and 2000

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

                                   PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information concerning the directors, executive officers and significant employees as of April 14, 2001:

                     Year First   Position
                     Elected      With
Name           Age   Director     Company

J. McNamara    53    1996         Chairman, Director, Chief Executive Officer,
                                    Acting President, and Secretary

J. Leshinsky   48    1996         Director

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

Joel Leshinsky is President and founder of The Production Team, Inc., a television production and writing firm based in Fort Lauderdale, Florida. Prior to founding the firm in 1993, Mr. Leshinsky was a self-employed television producer and writer for approximately seven nine years.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth all compensation awarded to, earned by or paid to the executive officers indicated during the years ended December 31, 2001 and 2000.


                          SUMMARY COMPENSATION TABLE

                                                                      Long Term
                        Annual Compensation                             Awards

  (a)              (b)    (c)   (d)    (e)         (f)       (g)     (h)   (i)
                                                                         Sec's
                                      Other      Restricted Lying         All
 Principal        Year   Salary Bonus Compensation Awards    SARs Payouts Other
 Position                ($)    ($)     ($)         ($)      (#)     ($)    ($)

James McNamara    2001   $  -    -       -           -        -       -       -
Chairman of Board 2000   $  -    -       -           -        -       -       -


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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2001, the Company's loan to Celebrity Entertainment, Inc.
("Celebrity") increased to a total outstanding amount of $9,955.

At December 31, 2000, the loan to Celebrity was $9,493. The Company provided the loaned funds to assist Celebrity in meeting minimal operating expenses.
Celebrity's President and a director is James J. McNamara, Chairman of the
Company.  As of December 31, 2001, Mr. McNamara and J. William
Metzger, the other director of Celebrity, as a result of additional advances provided by them during 2001, have loaned the Company an aggregate total of $151,411 for administrative expenses pursuant to a note from the
Company which bears interest at 5%; accrued interest as of December 31, 2001 was $10,502. The disclosure set forth in Item 12 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15,
1999, is incorporated herein by reference.

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

Date: April 15, 2001


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

                                             /s/ Joel Leshinsky,
                                             By: Joel Leshinsky, Director





REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Princeton Media Group, Inc.

We have audited the accompanying balance sheet of Princeton Media Group, Inc. (the "Company") as of December 31, 2001 and the related statements of operations and accumulated deficit, and cash flows for the year then ended. We have also audited the consolidated statements of operations and accumulated deficit, and cash flows of Princeton Media Group, Inc. and subsidiaries for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall
financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Princeton Media Group, Inc. as of December 31, 2001 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the 2000 consolidated financial statements of Princeton Media Group, Inc. and subsidiaries present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year then ended in conformity with auditing standards generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has experienced significant operating losses, has placed all of its operating subsidiaries in assignment for the benefit of creditors, has an accumulated deficit and has negative working capital at December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            /s/ Holyfield & Thomas, LLC
                                             Certified Public Accountants


West Palm Beach, Florida
April 15, 2001



                          PRINCETON MEDIA GROUP, INC.
                                Balance Sheet
                              December 31, 2001


                                        Assets
Current assets

Cash                                               $       1,798
Due from affiliates                                        9,955

   Total current assets                                   11,753

Property and equipment                                    43,408
   Less accumulated depreciation                         (35,978)
Property and equipment, net                                7,430


Total assets                                        $     19,183

                  Liabilities and Shareholders' Equity (Deficit)

Current liabilities

Accounts payable                                    $    226,829
Accrued expenses                                          50,000
Settlement payable						    17,500
Advances payable - related parties                       151,411
Note payable                                             250,000
Accrued interest                                          10,502

   Total current liabilities                             706,242

Shareholders' equity (deficit):

Series A Preference Shares                                28,923
Series C Preference Shares                               739,696
Common Stock                                          21,297,570
Deficit                                              (22,753,248)

    Total shareholders' equity (deficit)             (   687,059)

Total liabilities and shareholders' equity          $     19,183


            See accompanying notes to financial statements.




                                    PRINCETON MEDIA GROUP, INC.

                         Statements of Operations and Accumulated Deficit

                          For the Years Ended December 31, 2001 and 2000

                                                      2001            2000

Costs and operating expenses:
   Selling and administrative                   $  103,983        $  14,615

       Loss from operations                    (   103,983)      (   14,615)

Other income (expense):
   Interest income                                     462              263
   Interest expense                               (  5,582)       (   3,340)
   Loss on decline in value of securities                -        (   2,930)

       Total other expense		              (  5,120)      (    6,007)

Net loss     						  (109,103)      (   20,622)

Accumulated deficit - beginning of the year    (22,644,145)     (22,623,523)

Accumulated deficit - end of the year        $ (22,753,248)    $(22,644,145)

Basic and diluted loss per share:

     Net loss per share               	   $      ( 0.04)    $     ( 0.02)



                     See accompanying notes to financial statements.

                          PRINCETON MEDIA GROUP, INC.

                           Statements of Cash Flows

                 For the Years Ended December 31, 2001 and 2000

                                                      2001            2000
Cash flows from operating activities:
   Net loss 						 $ ( 109,103)     $(   20,622)
     Adjustments to reconcile net loss
     to net cash used in operating activities:
      Depreciation                                     8,681            8,681
      Loss on decline in value of securities               -            2,930
     Changes in operating assets and liabilities
      (Increase) decrease in:
          Accrued interest receivable		  (      462)		    -
         Increase (decrease) in:
          Accrued interest payable				 5,582            3,340
	  Settlement payable					17,500		    -

      Net cash used in operating activities       (   77,802)      (    5,671)

Cash flows from investing activities:
      Net cash used in investing activities                -                -

Cash flows from financing activities:
   Advances from related parties                      79,546            9,918
   Advances to related party                               -        (   4,193)

      Net cash provided by financing activities       79,546            5,725

Net increase (decrease) in cash                        1,744	         54

Cash, beginning of period                                 54                -

Cash, end of period                              $     1,798       $       54


Supplemental cash flow information:
   Interest paid                                 $         -       $        -
   Income taxes paid                             $         -       $        -



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

      (C)   Revenue Recognition

The Company will recognize revenue on the accrual basis. There are no revenues from operations in 2001 and 2000.

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

The following table sets forth the computation of basic income per share:

                                                        2001          2000

Net loss                     				   $(  109,103)  $(   20,622)

Less: preferred stock dividends                     (   44,000)   (   44,000)

Net loss to common shareholders            	    (  153,103)   (   64,622)

Weighted average common shares outstanding           4,178,722     4,178,722
Basic and diluted loss per share
     from continuing operations                    $    ( 0.04)  $ (    0.02)

Loss per share                      		   $    ( 0.04)  $      0.02


2.  Going Concern and Management's Plans

As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $22,753,248 at December 31, 2001. As detailed in Note 1, the Company placed all of its operating subsidiaries in assignment on October 27, 1998. Management is attempting to locate an acquisition that would provide stable operations, but there are no agreements to do so as of the date of filing of this report. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

3.  Income Taxes

There was no provision for income taxes for the years ended December 31, 2001 and 2000 due to the loss from the disposition of subsidiaries in 1998. There was no current or deferred provision for income taxes for the years ended December 31, 2001 and 2000, due to the loss realized from the disposition of the subsidiaries in 1998. Furthermore, there is no deferred tax asset or liability reflected in the financial statements because those assets with significant temporary differences between income tax and book bases were sold as part of the subsidiaries, and because it is more likely than not that the net operating loss carryforwards will not be realized.

4.   Capital Stock

A summary of capital stock as of December 31, 2001 is as follows:

                                                     Convertible Preferred
                                         Common      Series A       Series C

Par value                                None        None           None
Shares authorized                        Unlimited   Unlimited      1,100,000
Issued and outstanding                   4,178,722   32,500         1,100,000
Liquidation preference                   3rd         1st            2nd
Liquidation preference per share         -           $1.24          $.80
Total liquidation value                  -           $40,300        $880,000
Total cumulative dividends in arrears    -           $     -        $392,333
Per share arrearage                                  $     -        $    .36

      (A)   Preferred Stock:

The rights, privileges, restrictions and conditions of each series to be issued are fixed from time to time by the directors.

            Series A:

These shares are redeemable at the option of the Company at any time at a price of $1.24 per share ($40,300 in total) and convertible at the option of the holder at any time into common shares of the Company at a price equivalent to $1.24 per 1/200th of a common share (the 32,500 Series A shares are convertible to 163 shares of common stock).

            Series B:

No shares have been issued and management does not intend to issue shares in the future.

            Series C:

These preference shares were redeemable at the option of the Company until January 31, 1998 under certain conditions pertaining to the trading prices of the Company's common shares, and convertible at the option of the holder at any time into common shares of the Company on the basis of 200 Series C shares for one common share (5,500 shares). The conversion ratio is subject to adjustment under certain conditions, including conditions relating to trading prices and subsequent share issues. Holders of Series C preference shares are entitled to receive a cumulative dividend of $.04 per share annually, payable in cash or common shares of the Company. Dividends in arrears totaled $392,333 at December 31, 2001.

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
   Expected option life                   1 to 2 years     Less than 1 year

(D) Employee Stock Grants and Options

There were no stock options or warrants granted to employees in 2001 and 2000.

     (E)   Changes in Equity

Changes in equity for the years ended December 31, 2001 and 2000 were as follows:

Preferred Stock Series A and Series C:

                                  Series A                   Series C
                                Shares   Amount          Shares      Amount

Balance at December 31, 2000    32,500    28,923         1,100,000    739,696

Changes - none                       -         -                 -          -

Balance at December 31, 2001    32,500   $28,923         1,100,000   $739,696

Common shares:
                                                        Shares         Amount

Balance at December 31, 2000                         4,178,722    $21,297,570

Changes - none                                               -              -

Balance at December 31, 2001                         4,178,722    $21,297,570


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