Form 10QSB
period 2002-03-31
PRINCETON MEDIA GROUP INC
filed 2002-05-20
CIK 814456

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                    FORM 10-QSB
(mark one)
      [ X ]            ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

            214 Brazilian Avenue, Suite 260, Palm Beach, Florida 33480
                    (Address of principal executive offices)
                                561/659-0121
                          (Issuer's telephone number)
                    -----------------------------------------
Securities registered under Section 12(b) of the Act:  None.

Securities registered under Section 12(g) of the Exchange Act as of March 31, 2002: Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]    NO  [  ]

The number of shares outstanding of the issuer's common stock, no par value, as of May 17, 2002 was 4,178,722.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]


PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements (unaudited)

All financial information is expressed in United States dollars.

      INDEX TO FINANCIAL STATEMENTS

         Balance Sheet March 31, 2002

         Statements of Operations and Accumulated Deficit for the Three Months Ended March 31, 2002 and 2001 and for the Three Months Ended March 31, 2002 and

         Statements of Cash Flows
           for the Three Months Ended March 31, 2002 and 2001

         Notes to Financial Statements


      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

Signatures


                          PRINCETON MEDIA GROUP, INC.
                                Balance Sheet
                                March 31, 2002

                                    Assets
Current assets

Cash                                               $       1,798
Due from affiliates                                        9,955

   Total current assets                                   11,753

Property and equipment                                    43,408
   Less accumulated depreciation                         (38,148)
Property and equipment, net                                5,260


Total assets                                        $     17,013

                  Liabilities and Shareholders' Equity (Deficit)

Current liabilities

Accounts payable                                    $    226,829
Accrued expenses                                          50,000
Settlement payable					     17,500
Advances payable - related parties                       151,411
Note payable                                             250,000
Accrued interest                                          10,502

   Total current liabilities                             706,242

Shareholders' equity (deficit):

Series A Preference Shares                                28,923
Series C Preference Shares                               739,696
Common Stock                                          21,297,570
Deficit                                              (21,376,960)

    Total shareholders' equity (deficit)             (   689,229)

Total liabilities and shareholders' equity          $     17,013

            See accompanying notes to financial statements.


                        PRINCETON MEDIA GROUP, INC.
               Statements of Operations and Accumulated Deficit

                                 (Unaudited)

Three months ended March 31,                   2002          2001


Net revenues                            $      -     $       -

Costs and operating expenses:
Selling and administrative                     -           15,817

      Loss from operations                     -           15,817

Net loss                               $       -     $     15,817

Accumulated deficit
December 31, 2002 and 2001     	   $(22,753,248) $(22,644,145)

Accumulated deficit end of period	   $(21,376,960) $(22,659,962)


Basic loss per share:                  $       -     $ (      .01)

		See accompanying notes to financial statements.


                          PRINCETON MEDIA GROUP, INC.
                            Statements of Cash Flows

                                   (Unaudited)

Three months ended March 31,                    2002          2001


Cash flows from operating activities:
   Net loss                             $          -   $  (15,817)
     Adjustments to reconcile net loss
     To net cash used in operating activities

      Depreciation				     2,170        2,170

   Changes in assets and liabilities

        Net cash used for
         operating activities                  2,170       13,647

Cash flows from investing activities:

        Net cash provided by
         investing activities                      -            -

Cash flows from financing activities:

        Net cash provided by
         financing activities                      -            -

Increase (decrease) in cash
 and cash equivalents                              -       (1,060)
  Cash, December 31, 2001 and 2000              1,798       1,066
  Cash and cash equivalents, end of period    $ 1,798           6

     See accompanying notes to consolidated financial statements.


                           PRINCETON MEDIA GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Basis for Presentation

The accompanying unaudited interim financial statements include the accounts of Princeton Media Group, Inc. ("Princeton"). On October 27, 1998, Princeton Publishing, Inc. and Firestone Publishing, Inc., wholly-owned subsidiaries of Princeton Media Group, Inc., and Kingston Press, Inc., a wholly-owned subsidiary of Princeton Publishing, Inc., each filed an Assignment for the Benefit of Creditors (the Assignment(s)), a proceeding governed under the laws of the State of Florida.
The Assignments were filed with the Court of the 11th
Judicial Circuit in and for Miami-Dade County, Florida on October 27, 1998. The Assignment proceeding gives creditors the opportunity to file proofs of claims.
The Assignments were filed in order to expedite an orderly sale and disposition of the assets of the entities and pay claims in order of priority. As of the end of 1998, Princeton had no operations.
In the opinion of management, the accompanying unaudited
 interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002, and the results of operations for the three months ended and three months ended March 31, 2002 and 2001 and their cash flows for the three-month periods ended March 31, 2002 and 2001.
The results of operations for the three months ended
March 31, 2002 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

2.   Basic and Dilutive Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding.
Common equivalent shares from stock options and warrants, and additional shares assuming the conversion of debentures and preferred shares, are excluded from the computation as their effect is antidilutive.

For the three months ended March 31, 2002 and 2001, umulative dividends of $22,000, respectively, related to preferred Series C have been added to net loss in the loss per share computation.

The following table sets forth the computation of basic and
diluted loss per share as of March 31, 2002 and 2001:
                                                  2002           2001

Net loss from operations                    $     -        $(   15,817)
  Preferred dividends - Series C            $ (  22,000)    (   22,000)

Net loss to common shareholders - operations$ (  22,000)   $(   37,817)

Net income (loss)to common shareholders     $ (  22,000)   $(   37,817)

Weighted average common shares outstanding    4,178,722      4,178,722

Basic and diluted loss per share:
Before extraordinary item                   $ (     .00)   $(      .01)

Basic income (loss) per share               $ (     .01)   $(      .01)


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

The three months ended March 31, 2002 compared to the three months ended March 31, 2001:

There were no revenues for the three months ended March 31, 2002 or for the three months ended March 31, 2001.

Selling, general and administrative expenses were $-0- for the three-month period ended March 31, 2002 compared to $15,817 for the three months ended March 31, 2001, representing a decrease of $15,817. The decrease is due to the reduction of minimal accounting and Company maintenance expenses.

Net loss for the three-month period ended March 31, 2002 was $-0-, which represents a decrease of $15,817 compared to the net loss of $15,817 during the prior-year period. The decrease is due principally to the change in maintenance expenses.

Liquidity and Capital Resources

Liquidity and capital resources are discussed in three broad categories: operating activities, investing activities and financing activities.

During the three-month periods ending March 31, 2002 and 2001 there were no interest expenses charged to operations.

Cash remained at $1,798 at March 31, 2002 as at December 31, 2001.
Net cash used in operating activities was $0-0 during the three months ended March 31, 2002 compared to net cash used of $13,647 during the three months ended March 31, 2001. The decrease in net cash used in operating activities in the first three months of 2002 compared to the first three months of 2001 is a result of accounting and minimal maintenance expenditures.

During the three-month periods ending March 31, 2002 and 2001, there was no net cash provided by or used in investing activities.

During the three-month periods ending March 31, 2002 and 2001, there was no net cash provided by or used in financing activities.

PART II.  OTHER INFORMATION

Item 5:     Certain Relationships and Related Transactions

The Company shares corporate headquarters office space with Celebrity. During 2002 and 2001, advances were made to the Company by certain related parties on short-term bases at nominal interest rates to cover maintenance costs during the period that management of the Company is seeking new operations.

Item 6:     Exhibits and Reports on Form 8-K.
(a) Exhibits - None.
(b) Reports on Form 8-K: None.

                                SIGNATURES

      In accordance with Section 13 and 15 (d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2002
                                        PRINCETON MEDIA GROUP, INC.


                                        /s/ James J. McNamara
                                        By: James J. McNamara,
                                        Chairman of the Board and
                                        Acting Chief Executive Officer