Form 10QSB
period 2002-06-30
PRINCETON MEDIA GROUP INC
filed 2002-08-14
CIK 814456

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                    FORM 10-QSB
(mark one)
      [ X ]            ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Securities registered under Section 12(g) of the Exchange Act as of June 30, 2002:
Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]    NO  [  ]

The number of shares outstanding of the issuer's common stock, no par value, as of August 12, 2002 was 4,178,722.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]


PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements (unaudited)

All financial information is expressed in United States dollars.

      INDEX TO FINANCIAL STATEMENTS

         Balance Sheet June 30, 2002

         Statements of Operations and Accumulated Deficit for the Three Months Ended June 30, 2002 and 2001
           and for the Six Months Ended June 30, 2002 and 2001

         Statements of Cash Flows
           for the Six Months Ended June 30, 2002 and 2001

         Notes to Financial Statements


      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

Signatures


                          PRINCETON MEDIA GROUP, INC.
                                Balance Sheet
                                June 30, 2002

                                    Assets
Current assets

Cash                                               $         168
Due from affiliates                                        9,955

   Total current assets                                   10,123

Property and equipment                                    43,408
   Less accumulated depreciation                         (40,318)
Property and equipment, net                                3,090


Total assets                                        $     13,213

                  Liabilities and Shareholders' Equity (Deficit)

Current liabilities

Accounts payable                                    $    226,829
Accrued expenses                                          50,000
Settlement payable						    17,500
Advances payable - related parties                       152,411
Note payable                                             250,000
Accrued interest                                          10,502

   Total current liabilities                             707,242

Shareholders' equity (deficit):

Series A Preference Shares                                28,923
Series C Preference Shares                               739,696
Common Stock                                          21,297,570
Deficit                                              (22,760,218)

    Total shareholders' equity (deficit)             (   694,029)

Total liabilities and shareholders' equity          $     13,213

            See accompanying notes to financial statements.


PRINCETON MEDIA GROUP, INC.

Statements of Operations and Accumulated Deficit

                                                (Unaudited)


                           Three Months Ended              Six Months Ended
                                June 30,                        June 30,
                          2002            2001              2002        2001



Net revenues         $       -    $          -        $       -    $        -

Costs and operating
  expenses:

Selling and
  administrative     $   2,630    $      9,570        $   2,630    $    9,570
Depreciation             2,170           2,170            4,340         2,170

Income (loss) from
  operations           ( 4,800)       ( 11,740)         ( 6,970)     ( 11,740)

Net income (loss)      ( 4,800)       ( 11,740)         ( 6,970)     ( 11,740)

Accumulated deficit,
  beginning of
  period           (22,753,248)    (22,644,145)     (22,753,248)  (22,644,145)

Accumulated deficit,
  end of period   $(22,758,048)   $(22,655,885)    $(22,760,218)  (22,655,885)

Basic and diluted
  loss per share  $      (0.01)   $   (   0.01)    $    (  0.01) $    (  0.01)


		See accompanying notes to financial statements.


                          PRINCETON MEDIA GROUP, INC.
                            Statements of Cash Flows

                                   (Unaudited)

                                              Six months ended June 30,
                                                    2002          2001


Cash flows from operating activities:
   Net income (loss)                         $  (  6,970)   $   ( 11,740)
     Adjustments to reconcile net loss
     to net cash used in
     operating activities

      Depreciation                                 4,340           2,711


   Changes in assets and liabilities
     Increase (decrease) in:

      Net cash used in operating
         activities                              ( 2,630)        ( 9,570)

Cash flows from investing activities:

      Net cash provided by (used in)
         investing activities                        -               -

Cash flows from financing activities:

      Proceeds from note payable - affiliate       1,000            9,570

      Net cash provided by
         financing activities                      1,000            9,570

Net decrease in cash                             ( 1,630)		(    17)

Cash, December 31, 2001 and 2000                   1,798               54

Cash, June 30, 2002 and 2001                 $       168   $           37



             See accompanying notes to consolidated financial statements.




                           PRINCETON MEDIA GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Basis for Presentation

The accompanying unaudited interim financial statements include the accounts of Princeton Media Group, Inc. ("Princeton"). On October 27, 1998, Princeton Publishing, Inc. and Firestone Publishing, Inc.,
 wholly-owned subsidiaries of Princeton Media Group, Inc., and Kingston Press, Inc., a wholly-owned subsidiary of Princeton
Publishing, Inc., each filed an Assignment for the Benefit of Creditors (the Assignment(s)), a proceeding governed under the laws of the State of Florida. The Assignments were filed with the Court of the 11th Judicial Circuit in and for Miami-Dade
County, Florida on October 27, 1998. The Assignment proceeding gives creditors the opportunity to file proofs of claims. The
Assignments were filed in order to expedite an orderly sale and disposition of the assets of the entities and pay claims in order of priority. As of the end of 1998, Princeton had no operations. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002, and the results of operations for the three months ended and three months ended June 30, 2002 and 2001 and their cash flows for the three-month periods ended
June 30, 2002 and 2001. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended
December 31, 2001.

2.   Basic and Dilutive Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants, and additional shares assuming the conversion of debentures and preferred shares, are excluded from the computation as their effect is antidilutive.

For the six months ended June 30, 2002 and 2001, cumulative dividends of $22,000, respectively, related to preferred Series C have been added to net loss in the loss per share computation.

The following table sets forth the computation of basic and diluted loss per share as of June 30, 2002 and 2001:
                                                  2002           2001

Net loss from operations                        $ (   6,970)   $(   11,740)
  Preferred dividends - Series C            $ (  22,000)    (   22,000)

Net loss to common shareholders      $ (  28,970)   $(   33,740)

Weighted average common shares
                           outstanding    4,178,722      4,178,722

Basic and diluted loss per share:             $ (     .01)       $ (      .01)


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

The six months ended June 30, 2002 compared to the six months ended June 30, 2001:

There were no revenues for the six months ended June 30, 2002 or for the six months ended June 30, 2001.

Selling, general and administrative expenses were $2,630 for the six-month period ended June 30, 2002 compared to $9,570 for the six months ended June 30, 2001, representing a decrease of $6,940. The decrease is due to the reduction of minimal accounting and Company maintenance expenses.

Net loss for the six-month period ended June 30, 2002 was $6,970, which represents a decrease of $4,770 compared to the net loss of $11,740 during the prior-year period. The decrease is due principally to the change in maintenance expenses.

Liquidity and Capital Resources

Liquidity and capital resources are discussed in six broad categories: operating activities, investing activities and financing activities.

During the six-month periods ending June 30, 2002 and 2001 there were no interest expenses charged to operations.

Cash was reduced to $168 at June 30, 2002 from $1,798 at December 31, 2001. Net cash used in operating activities was $2,630 during the six months ended June 30, 2002 compared to net cash used of $9,570 during the six months ended June 30, 2001. The decrease in net cash used in operating activities in the first six months of 2002 compared to the first six months of 2001 is a result of accounting and minimal maintenance expenditures.

During the six-month periods ending June 30, 2002 and 2001, there was no net cash provided by or used in investing activities.

During the six-month period ending June 30, 2002, there was $1,000 provided by financing activities, compared with $9,570 provided by financing activities during the six-month period ending June 30, 2001.

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

Date: August 14, 2002
                                        PRINCETON MEDIA GROUP, INC.


                                        /s/ James J. McNamara
                                        By: James J. McNamara,
                                        Chairman of the Board and
                                        Acting Chief Executive Officer