Form 10QSB
period 2002-09-30
PRINCETON MEDIA GROUP INC
filed 2002-11-19
CIK 814456

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                    FORM 10-QSB


(mark one)
      [ X ]            ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

            214 Brazilian Avenue, Suite 300, Palm Beach, Florida 33480
                    (Address of principal executive offices)
                                561/309-3169
                          (Issuer's telephone number)
                    -----------------------------------------
Securities registered under Section 12(b) of the Act:  None.

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

YES  [X]    NO  [  ]

The number of shares outstanding of the issuer's common stock, no par value, as of November 19, 2002 was 4,178,722.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]






PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements (unaudited)

All financial information is expressed in United States dollars.

      INDEX TO FINANCIAL STATEMENTS

         Balance Sheet September 30, 2002

         Statements of Operations and Accumulated Deficit
           for the Nine Months Ended September 30, 2002 and 2001
           and for the Three Months Ended September 30, 2002 and
           2001

         Statements of Cash Flows
           for the Nine Months Ended September 30, 2002 and 2001

         Notes to Financial Statements


      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

Signatures


PRINCETON MEDIA GROUP, INC.
                               Balance Sheet
                          September 30, 2002
(unaudited)

                                        Assets
Current assets
Cash                                                $        113
Due from affiliates                                        9,955

  Total current assets                                    10,068

Property and equipment, cost                              43,408
Less accumulated depreciation                            (42,488)

Property and equipment, net                                  920


Total assets                                          $   10,988


                    Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable                                       $  226,829
Accrued expenses                                           50,000
Advances payable - related parties                        174,966
Note payable                                              250,000
Accrued interest                                           10,502

   Total current liabilities                              712,297


Shareholders' equity (deficit):
Series A Preference Shares                                 28,923
Series C Preference Shares                                739,696
Common Stock                                           21,297,570
Deficit                                               (22,767,498)

    Total shareholders' equity                        (   701,309)

Total liabilities and shareholders' equity           $     10,988


            See accompanying notes to consolidated financial statements.

                                    PRINCETON MEDIA GROUP, INC.
                       Statements of Operations and Accumulated Deficit

                                          (Unaudited)

					Three Months Ended		Nine Months Ended
					September 30,			September 30,
                               	2002		2001		2002		2001

Costs and operating expenses:
   Selling and administrative     $ 5,110	$  3,270	$   7,740    $  10,670
   Depreciation			      2,170	   2,170	    6,510        6,510
      Income (loss) from operations(7,280)  (5,440)	  (14,250)     (17,180)
Net income (loss)			     (7,280)  (5,440)	  (14,250)     (17,180)

Accumulated deficit:
Beginning of period	 (22,753.248)  (22,644,145)  (22,753,248)  (22,629,450)

Accumulated deficit:
end of period            (22,767,948)  (22,661,325)  (22,767,948)  (22,632.454)


Basic and diluted loss per share:
                            $ (   .01) $ (   .01)   $  (   .01) $  (     .01)


                   See accompanying notes to consolidated financial statements.

                          PRINCETON MEDIA GROUP, INC.

                           Statements of Cash Flows
                 For the Nine Months Ended September 30, 2002 and 2001
                                  (Unaudited)

            			                        2002            2001
Cash flows from operating activities:
   Net income (loss)                              $ (14,250)     $ (17,180)
     Adjustments to reconcile net loss
     to net cash used in
     operating activities
      Depreciation                          		6,510          6,510

   Changes in assets and liabilities
      Increase (decrease) in:
           Net cash used in
      operating activities 		                  7,740         10,670

Cash flows from investing activities:

      Net cash used in
         investing activities               			        -                  -

Cash flows from financing activities:
   Proceeds from notes payable - affiliate     		5,110	         9,493

      Net cash provided by
         financing activities                		5,110          9,493

Net increase (decrease) in cash                      (1,685)         4,789

Cash, December 31, 2001 and 2000                      1,798             54

Cash, September 30, 2002 and 2001		    $         113      $   4,843


            See accompanying notes to consolidated financial statements.




                           PRINCETON MEDIA GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Basis for Presentation

The accompanying unaudited interim financial statements include the accounts of Princeton Media Group, Inc. ("Princeton"). On October 27, 1998, Princeton Publishing, Inc. and Firestone Publishing, Inc., w holly-owned subsidiaries of Princeton Media Group, Inc., and Kingston Press, Inc., a wholly-owned subsidiary of Princeton Publishing, Inc., each filed an Assignment for the Benefit of Creditors (the Assignment(s)), a proceeding governed under the laws of the State of Florida. The Assignments were filed with the Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida on October 27,
1998. The Assignment proceeding gives creditors the opportunity to file proofs of claims. The Assignments were filed in order to expedite an orderly sale and disposition of the assets of the entities and pay claims in order of priority. As of the end of 1998, Princeton had no operations.
In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002, and the results of operations for the three months ended and nine months ended September 30, 2002 and 2001 and their cash flows for the nine-month periods ended September 30, 2002 and 2001. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

2.   Basic and Dilutive Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants, and additional shares assuming the conversion of debentures and preferred shares, are excluded from the computation as their effect is antidilutive.

For the nine months ended September 30, 2002 and 2001, cumulative dividends of $22,000, respectively, related to preferred Series C have been added to net loss in the loss per share computation.

The following table sets forth the computation of basic and diluted loss per share as of September 30, 2002 and 2001:


                                                 2002             2001
Net loss from operations                          $ (14,250)     $ (17,180)
  Preferred dividends - Series C                 $ ( 22,000     (   22,000)

Net loss to common shareholders - operations    $ (  36,250)   $(   39,180)

Net income (loss)to common shareholders         $ (  36,250)   $(   39,180)

Weighted average common shares outstanding        4,178,722      4,178,722

Basic and diluted loss per share:

Before extraordinary item                       $ (     .01)   $(      .01)

Basic income (loss) per share                   $ (     .01)   $(      .01)




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

The nine months ended September 30, 2002 compared to the nine months ended September 30, 2001:

There were no revenues for the nine months ended September 30, 2002 or for the nine months ended September 30, 2001.

Costs and expenses for the nine months ended September 30, 2002 were $14,250 compared to $17,180 for the nine months ended September 30, 2001.

Net loss for the nine months ended September 30, 2002 and 2001 were $14,250 and $17,180, respectively, comprised of administrative maintenance costs and depreciation.

Liquidity and Capital Resources

Liquidity and capital resources are discussed in three broad categories: operating activities, investing activities and financing activities.

During the nine-month periods ending September 30, 2002 and 2001 there were no interest expenses charged to operations.

Cash decreased $1,685 to $113 at September 30, 2002 from $1,798 at December 31, 2001. Net cash used in operating activities was $7,740 during the nine months ended September 30, 2002 compared to $10,670 during the nine months ended September 30, 2001. The increase in net cash used in operating activities in the first nine months of 2002 compared to the first nine months of 2001 is a result of accounting and minimal maintenance expenditures.

During the nine-month periods ending September 30, 2002 and 2001, there was no net cash provided by or used in investing activities.

During the nine months ended September 30, 2002, net cash provided by financing activities was $5,110 compared to $9,493 net cash provided by financing activities during the nine months ended September 30, 2001.
The cash provided by financing activities is a result of the advances made by related parties to cover minimal operating expenses and audit fees.

PART II.  OTHER INFORMATION

Item 5:     Certain Relationships and Related Transactions

The Company shares corporate headquarters office space with Celebrity. During 2002 and 2001. Advances were made to the Company by certain related parties on short-term bases at nominal interest rates to cover maintenance costs during the period that management of the Company is seeking new operations.

Item 6:     Exhibits and Reports on Form 8-K.
(a) Exhibits - None.
(b) Reports on Form 8-K: None.

                                SIGNATURES

      In accordance with Section 13 and 15 (d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.

Date: November 19, 2002.

                                             PRINCETON MEDIA GROUP, INC.


                                             /s/ James J. McNamara
                                             By: James J. McNamara,
                                             Chairman of the Board and
                                             Acting Chief Executive Officer