Form 10KSB
period 2002-12-31
PRINCETON MEDIA GROUP INC
filed 2003-04-15
CIK 814456

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                    FORM 10-KSB

(mark one)
      [ X ]            ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

            214 Brazilian Avenue, Suite 260, Palm Beach, Florida 33480
                     (Address of principal executive offices)
                                  561/309-3169
                         (Issuer's telephone number.)
                    -----------------------------------------
Securities registered under Section 12(b) of the Act:  None.

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

YES  [X]    NO  [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $0.
The aggregate market value of the voting stock held by non-affiliates computed by reference to the average closing bid and ask prices of such stock on April 11, 2002, was $0.03.

The number of shares outstanding of the issuer's common stock, no par value, as of April 11, 2002, was 4,178,722.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

Item 12 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999, is incorporated herein by reference.

                             PRINCETON MEDIA GROUP, INC.
                                   FORM 10-KSB
                      For the Year Ended December 31, 2002

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

CURRENT PLANS

During 2003, management of the Company intends to pursue a plan of attempting to secure an acquisition that could provide stable operations that would restore shareholder value.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company's executive offices are located at 214 Brazilian Avenue, Suite 260 Palm Beach, Florida 33480. This office space is approximately 800 square feet shared with another company related by common directorship.

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


The year ended December 31, 2002, compared to the year ended December 31, 2001:

There was no revenue in 2002 or 2001. Operating activities were restricted to administrative costs and legal and accounting expenses of $15,202 expended to maintain the Company in compliance with filing and other regulatory requirements and to prepare the Company for a possible acquisition transaction. This compares with $95,302 expended during the year ended December 31, 2001 for the maintenance of compliance and other regulatory requirements.

Net loss for the year ended December 31, 2002 was approximately
$30,414 compared to the prior year in which net loss was approximately $109,103.

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2002, there was $8,280 accrued in interest expense compared with $5,582 interest expense accrued during the prior year. Interest expense is primarily related to two promissory notes with the Chairman of the Board and a related party.

Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

Cash decreased to $68 at December 31, 2002 from $1,798 at December 31, 2001.

During the year ended December 31, 2002, net cash used in operating activities was $30,121 compared to the year ended December 31, 2001, in which net cash used in operating activities was $77,802, representing a decrease of $78,689, expended for the payment in full of a settlement of a legal matter and to maintain the Company in compliance with filing and other regulatory requirements and to prepare the Company for a possible acquisition transaction.

During the years ended December 31, 2002 and 2001, net cash used in investing activities was $-0-.

During the year ended December 31, 2002, net cash provided by financing activities was $28,391 compared to $79,546 in the prior year, representing a decrease of $55,155, resulting from loans provided to the Company by related parties.


RECENT ACCOUNTING PRONOUNCEMENTS

See Summary of Significant Accounting Policies to the Company's Consolidated Financial Statements for information relating to recent accounting pronouncements.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are included in this Annual Report following Item 13:

      INDEX TO FINANCIAL STATEMENTS

      Report of Independent Accountants

      Balance Sheet December 31, 2002

      Statements of Operations and Accumulated Deficit
      For the Years Ended December 31, 2002 and 2001

      Statements of Cash Flows
      For the Years Ended December 31, 2002 and 2001

      Notes to Financial Statements



ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and disagreement with accountants on accounting and financial disclosure.

                                   PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information concerning the directors, executive officers and significant employees as of April 14, 2002:

                     Year First   Position
                     Elected      With
Name           Age   Director     Company

J. McNamara    54    1996         Chairman, Director, Chief Executive Officer,
                                    Acting President, and Secretary

J. Leshinsky   49    1996         Director

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

Joel Leshinsky is President and founder of The Production Team, Inc., a television production and writing firm based in Fort Lauderdale, Florida. Prior to founding the firm in 1993, Mr. Leshinsky was a self-employed television producer and writer for approximately nine years.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth all compensation awarded to, earned by or paid to the executive officers indicated during the years ended December 31, 2002 and 2001.


                          SUMMARY COMPENSATION TABLE

                                                                      Long Term
                        Annual Compensation                             Awards

  (a)              (b)    (c)   (d)    (e)         (f)       (g)     (h)   (i)
                                                                         Sec's
                                      Other      Restricted Lying         All
 Principal        Year   Salary Bonus Compensation Awards    SARs Payouts Other
 Position                ($)    ($)     ($)         ($)      (#)     ($)    ($)

James McNamara    2002   $  -    -       -           -        -       -       -
Chairman of Board 2001   $  -    -       -           -        -       -       -


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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2002, the Company's loan to Celebrity Entertainment, Inc. ("Celebrity") increased to a total outstanding amount of $10,453. At December 31, 2001, the loan to Celebrity was $9,955.
The Company provided the loaned funds to assist Celebrity in meeting minimal operating expenses. Celebrity's President and a director is James J. McNamara, Chairman of the Company.
As of December 31, 2002, Mr. McNamara and J. William Metzger, the other director of Celebrity, as a result of additional advances provided by them during 2002, have loaned the Company an aggregate total of $179,802 for administrative expenses pursuant to a note from the Company which bears interest at 5%; accrued interest as of December 31, 2002 was $18,782. The disclosure set forth in Item 12 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999, is incorporated herein by reference. The Company shares corporate headquarters office space with Celebrity.



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

Date: April 14, 2002


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

                                             /s/ Joel Leshinsky,
                                             By: Joel Leshinsky, Director





REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Princeton Media Group, Inc.

We have audited the accompanying balance sheet of Princeton Media Group, Inc. (the "Company") as of December 31, 2002 and the related statements of operations and accumulated deficit, and cash flows for the year then ended. We have also audited the consolidated statements of operations and accumulated deficit, and cash flows of Princeton Media Group, Inc. and subsidiaries for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Princeton Media Group, Inc. as of December 31, 2002 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the 2001 consolidated financial statements of Princeton Media Group, Inc. and subsidiaries present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year then ended in conformity with auditing standards generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has experienced significant operating losses, has placed all of its operating subsidiaries in assignment for the benefit of creditors, has an accumulated deficit and has negative working capital at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            /s/ Holyfield & Thomas, LLC
                                             Certified Public Accountants


West Palm Beach, Florida
April 14, 2002



                          PRINCETON MEDIA GROUP, INC.
                                Balance Sheet
                              December 31, 2002


                                        Assets
Current assets

Cash                                               $          68
Due from affiliates                                       10,453

   Total current assets                                   10,521

Property and equipment                                    43,408
   Less accumulated depreciation                         (43,408)
Property and equipment, net                                    -


Total assets                                        $     10,521

                  Liabilities and Shareholders' Equity (Deficit)

Current liabilities

Accounts payable                                    $    229,410
Accrued expenses                                          50,000
Settlement payable						         -
Advances payable - related parties                       179,802
Note payable                                             250,000
Accrued interest                                          18,782

   Total current liabilities                             727,994

Shareholders' equity (deficit):

Series A Preference Shares                                28,923
Series C Preference Shares                               739,696
Common Stock                                          21,297,570
Deficit                                              (22,783,662)

    Total shareholders' equity (deficit)             (   717,473)

Total liabilities and shareholders' equity          $     10,521


            See accompanying notes to financial statements.




                                    PRINCETON MEDIA GROUP, INC.

                         Statements of Operations and Accumulated Deficit

                          For the Years Ended December 31, 2002 and 2001

                                                      2001            2000

Costs and operating expenses:
   Selling and administrative                   $   22,632        $ 103,983

       Loss from operations                    (    22,632)      (  103,983)

Other income (expense):
   Interest income                                     498              462
   Interest expense                               (  8,280)       (   5,582)

       Total other expense		              (  7,782)      (    5,120)

Net loss     						  ( 30,414)      (  109,103)

Accumulated deficit - beginning of the year    (22,753,248)     (22,644,145)

Accumulated deficit - end of the year        $ (22,783,662)    $(22,753,248)

Basic and diluted loss per share:

     Net loss per share               	   $      ( 0.02)    $     ( 0.04)



                     See accompanying notes to financial statements.

                          PRINCETON MEDIA GROUP, INC.

                           Statements of Cash Flows

                 For the Years Ended December 31, 2002 and 2001

                                                      2002            2001
Cash flows from operating activities:
   Net loss 						 $ (  30,414)     $(  109,103)
     Adjustments to reconcile net loss
     to net cash used in operating activities:
      Depreciation                                     7,430            8,681
     Changes in operating assets and liabilities
      (Increase) decrease in:
          Accrued interest receivable		  (      498)      (      462)
         Increase (decrease) in:
          Accounts payable                             2,581                -
          Accrued interest payable				 8,280            5,582
	  Settlement payable				  (   17,500)          17,500

      Net cash used in operating activities       (   30,121)      (   77,802)

Cash flows from investing activities:
      Net cash used in investing activities                -                -

Cash flows from financing activities:
   Advances from related parties                      28,391           79,546

      Net cash provided by financing activities       28,391           79,546

Net increase (decrease) in cash                    (   1,730)           1,744

Cash, beginning of period                              1,798               54

Cash, end of period                              $        68       $    1,798


Supplemental cash flow information:
   Interest paid                                 $         -       $        -
   Income taxes paid                             $         -       $        -



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

The following table sets forth the computation of basic income per share:

                                                        2002          2001

Net loss                     				   $(   30,414)  $(  109,103)

Less: preferred stock dividends                     (   44,000)   (   44,000)

Net loss to common shareholders            	    (   74,414)   (  153,103)

Weighted average common shares outstanding           4,178,722     4,178,722
Basic and diluted loss per share
     from continuing operations                    $    ( 0.02)  $ (    0.04)

Loss per share                      		   $    ( 0.02)  $ (    0.04)


2.  Going Concern and Management's Plans

As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $22,783,662 at December 31, 2002. As detailed in Note 1, the Company placed all of its operating subsidiaries in assignment on October 27, 1998. Management is attempting to locate an acquisition that would provide stable operations, but there are no agreements to do so as of the date of filing of this report. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

3.  Income Taxes

There was no provision for income taxes for the years ended December 31, 2002 and 2001 due to the loss from the disposition of subsidiaries in 1998. There was no current or deferred provision for income taxes for the years ended December 31, 2002 and 2001, due to the loss realized from the disposition of the subsidiaries in 1998. Furthermore, there is no deferred tax asset or liability reflected in the financial statements because those assets with significant temporary differences between income tax and book bases were sold as part of the subsidiaries, and because it is more likely than not that the net operating loss carryforwards will not be realized.

4.   Capital Stock

A summary of capital stock as of December 31, 2002 is as follows:

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

            Series C:

These preference shares were redeemable at the option of the Company until January 31, 1998 under certain conditions pertaining to the trading prices of the Company's common shares, and convertible at the option of the holder at any time into common shares of the Company on the basis of 200 Series C shares for one common share (5,500 shares). The conversion ratio is subject to adjustment under certain conditions, including conditions relating to trading prices and subsequent share issues. Holders of Series C preference shares are entitled to receive a cumulative dividend of $.04 per share annually, payable in cash or common shares of the Company. Dividends in arrears totaled $436,333 at December 31, 2002.

            Series D and E:

These were entirely converted or redeemed in 1997. Management does not plan any further issuances.

      (B)   Options and Warrants

There were no options and warrants issued during 2002. Outstanding options are as follows:

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
   Expected option life                   1 to 2 years     Less than 1 year

(D) Employee Stock Grants and Options

There were no stock options or warrants granted to employees in 2002 and 2001.

     (E)   Changes in Equity

Changes in equity for the years ended December 31, 2002 and 2001 were as follows:

Preferred Stock Series A and Series C:

                                  Series A                   Series C
                                Shares   Amount          Shares      Amount

Balance at December 31, 2002    32,500    28,923         1,100,000    739,696

Changes - none                       -         -                 -          -

Balance at December 31, 2001    32,500   $28,923         1,100,000   $739,696

Common shares:
                                                        Shares         Amount

Balance at December 31, 2002                         4,178,722    $21,297,570

Changes - none                                               -              -

Balance at December 31, 2001                         4,178,722    $21,297,570


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