Form 10QSB
period 2003-03-31
PRINCETON MEDIA GROUP INC
filed 2003-05-15
CIK 814456

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                    FORM 10-QSB


(mark one)
      [ X ]            ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

YES  [X]    NO  [  ]

The number of shares outstanding of the issuer's common stock, no par value, as of May 14, 2003 was 4,178,722.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements (unaudited)

All financial information is expressed in United States dollars.

      INDEX TO FINANCIAL STATEMENTS

Balance Sheet as of March 31, 2003

Statements of Operations and Accumulated Deficit for the Three Months Ended March 31, 2003 and 2002

Statements of Cash Flows
   for the Three Months Ended March 31, 2003 and 2002

Notes to Financial Statements


      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

Signatures

                          PRINCETON MEDIA GROUP, INC.
                               Balance Sheet
                               March 31, 2003


(Unaudited)

                                        Assets
Current assets
Cash                                                     $        23
Due from affiliates                                           10,453

   Total current assets                                       10,476

Property and equipment, cost                                  43,408
Less accumulated depreciation                                (43,408)

Property and equipment, net                                        -


Total assets                                             $    10,476

                    Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable                                         $   229,410
Accrued expenses                                              50,000
Settlement payable                                                 -
Advances payable - related parties                           179,802
Note payable                                                 250,000
Accrued interest                                              18,782

   Total current liabilities                                 727,994


Shareholders' equity (deficit):
Series A Preference Shares                                    28,923
Series C Preference Shares                                   739,696
Common Stock                                              21,297,570
Deficit                                                  (22,783,707)

    Total shareholders' equity                           (   717,518)

Total liabilities and shareholders' equity              $     10,476


            See accompanying notes to consolidated financial statements.

                                    PRINCETON MEDIA GROUP, INC.
                       Statements of Operations and Accumulated Deficit
                      For the Three Months Ended March 31, 2003 and 2002

                                          (Unaudited)

                                                       2003            2002

Net revenues                                               -                -

Costs and operating expenses:
   Selling and administrative                             45                -

      Income (loss) from operations                  (    45)	       (2,170)

Other income (expense)
   Gain on reduction of guaranteed note payable           -                 -

Net income (loss)                                    (    45)          (2,170)

Accumulated deficit -
    December 31, 2002 and 2001                   (22,783,707)     (22,644,145)

Accumulated deficit - end of period           $ ( 22,659,962)   $ (22,644,145)


Basic and diluted loss per share:             $ (       0.01)   $ (      0.01)


                See accompanying notes to consolidated financial statements.

                          PRINCETON MEDIA GROUP, INC.

                           Statements of Cash Flows
                 For the Three Months Ended March 31, 2003 and 2002
                                  (Unaudited)

                                                   2003            2002
Cash flows from operating activities:
   Net loss			          $      (   45)    $  (   2,170)
     Adjustments to reconcile net loss
     to net cash used in
     operating activities
      Depreciation                                    -            2,170

   Changes in assets and liabilities
      Net cash used in
      operating activities                        (  45)               -

Cash flows from investing activities:

      Net cash used in
         investing activities                         -                -

Cash flows from financing activities:
   Proceeds from notes payable                        -                -
   Payment to affiliate                               -                -

      Net cash provided by
         financing activities                         -                -

Net increase (decrease) in cash                   (  45)                -

Cash, December 31, 2002 and 2001                     68             1,798

Cash, March 31, 2003 and 2002               $        23        $    1,798


Supplemental disclosures of cash flow information:
                                                   2003              2002

Interest paid                               $         -        $        -


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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003, and the results of their operations in 2003 and 2002 and their cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

2.   Basic and Dilutive Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants, and additional shares assuming the conversion of debentures and preferred shares, are excluded from the computation as their effect is antidilutive.

For the three months ended March 31, 2003, cumulative dividends of $11,000 related to preferred Series C have been added to net loss in the loss per share computation.

The following table sets forth the computation of basic and diluted loss per share as of March 31, 2003 and 2002:
                                                      2003             2002

Net loss                                       $(       45)     $(    2,170)
  Preferred dividends                           (   11,000)      (   11,000)

Net loss to common shareholders                 (   11,045)      (   13,170)

Net income (loss)                              $(   11,045)     $(   13,170)

Weighted average common shares outstanding       4,178,722        4,178,722

Basic and diluted loss per share:

Basic income (loss) per share                 $(      .01)     $      (.01)

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

General

CURRENT PLANS

During 2003, management of the Company intends to pursue a plan of attempting to identify an acquisition that could provide stable operations in order to help restore shareholder value.

Results of Operations

The Company has discontinued operations. Net loss for the period consists of minor office expenses.

The quarter ended March 31, 2003 compared to the quarter ended March 31, 2002:

There were no revenues during either the quarter ended March 31, 2003 or the quarter ended March 31, 2002.

Expenses for the quarter ended March 31, 2003 were $45 compared to $0 expense for the quarter ended March 31, 2002. The increase in expenses is a result of bank charges.

Net loss for the quarter ended March 31, 2003 was $45. Net loss for the quarter ended March 31, 2002 was $2,170. The decrease is due principally to the completion during 2002 of depreciation on property and equipment.

Liquidity and Capital Resources

During the quarters ended March 31, 2003 and March 31, 2002, there were no interest expenses charged to operations.

Liquidity and capital resources are discussed in three broad categories: operating activities, investing activities and financing activities.

Cash decreased $45 to $23 at March 31, 2003 from $68 at December 31,
2002. Net cash used by operating activities was $45 during the quarter ended March 31, 2003 compared to cash used by operating activities of $-0-during the quarter ended March 31, 2002. The increase in net cash used in operating activities in the first quarter of 2003 compared to the first quarter of 2002 is a result of bank charges.

During the quarters ended March 31, 2003 and March 31, 2002, there was no net cash provided by or used in investing activities.

During the quarters ended March 31, 2003 and March 31, 2002, there was no net cash provided by or used in financing activities.


PART II.  OTHER INFORMATION

Item 3:  Legal Proceedings

Litigation commenced during 2000 by Henry M. McQueeney et al. in the United States District Court, Eastern District of Wisconsin. The matter was settled during 2001 and has been dismissed.


Item 5:     Certain Relationships and Related Transactions

The Company shares corporate headquarters office space with Celebrity. During 2003 and 2002, certain related parties have advanced amounts to the Company on short-term bases at nominal interest rates to cover maintainance costs during the period that management of the Company is seeking new operations.

Item 6:     Exhibits and Reports on Form 8-K.
(a) Exhibits - None.
(b) Reports on Form 8-K: None.


                                SIGNATURES

      In accordance with Section 13 and 15 (d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2003


                                             PRINCETON MEDIA GROUP, INC.


                                             /s/ James J. McNamara
                                             By: James J. McNamara,
                                             Chairman of the Board and
                                             Acting Chief Executive Officer