Form 10QSB/A
period 2002-09-30
PRINCETON MEDIA GROUP INC
filed 2003-07-16
CIK 814456

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                FORM 10-QSB/A #1
(mark one)
      [ X ]            ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Securities registered under Section 12(g) of the Exchange Act as of September 30, 2002:
Common Stock, no par value.

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

      INDEX TO FINANCIAL STATEMENTS

         Balance Sheet September 30, 2002

         Statements of Operations and Accumulated Deficit for the Three Months Ended September 30, 2002 and 2001
           and for the Nine Months Ended September 30, 2002 and 2001

         Statements of Cash Flows
           for the Nine Months Ended September 30, 2002 and 2001

         Notes to Financial Statements


      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

Signatures


                          PRINCETON MEDIA GROUP, INC.
                                Balance Sheet
                             September 30, 2002

                                    Assets
Current assets

Cash                                               $         113
Due from affiliates                                        9,955

   Total current assets                                   10,068

Property and equipment                                    43,408
   Less accumulated depreciation                         (42,488)
Property and equipment, net                                  920


Total assets                                        $     10,988

                  Liabilities and Shareholders' Equity (Deficit)

Current liabilities

Accounts payable                                    $    226,829
Accrued expenses                                          50,000
Advances payable - related parties                       174,966
Note payable                                             250,000
Accrued interest                                          10,502

   Total current liabilities                             712,297

Shareholders' equity (deficit):

Series A Preference Shares                                28,923
Series C Preference Shares                               739,696
Common Stock                                          21,297,570
Deficit                                              (22,767,498)

    Total shareholders' equity (deficit)             (   701,309)

Total liabilities and shareholders' equity          $     10,988

            See accompanying notes to financial statements.


			PRINCETON MEDIA GROUP, INC.

		Statements of Operations and Accumulated Deficit

                                                (Unaudited)

                           Three Months Ended              Nine Months Ended
                                September 30,                 September 30,
                          2002            2001              2002        2001


Net revenues         $       -    $          -        $       -    $        -

Costs and operating
  expenses:

Selling and
  administrative     $   5,110    $      3,270        $   7,740     $   10,670
Depreciation             2,170           2,170            6,510          6,510

Income (loss) from
  operations           ( 7,280)       (  5,440)         (14,250)      ( 17,180)

Net income (loss)      ( 7,280)       (  5,440)         (14,250)      ( 17,180)

Accumulated deficit,
  beginning of
  period           (22,753,248)    (22,644,145)     (22,753,248)   (22,629,450)

Accumulated deficit,
  end of period   $(22,767,948)   $(22,661,325)    $(22,767,948)  $(22,632,454)

Basic and diluted
  loss per share  $      (0.01)   $   (   0.01)    $    (  0.01)  $    (  0.01)


		See accompanying notes to financial statements.


                          PRINCETON MEDIA GROUP, INC.
                            Statements of Cash Flows

                                   (Unaudited)

                                              Nine months ended September 30,
                                                    2002          2001


Cash flows from operating activities:
   Net income (loss)                         $  ( 14,250)   $   ( 17,180)
     Adjustments to reconcile net loss
     to net cash used in
     operating activities

      Depreciation                                 6,510           6,510


   Changes in assets and liabilities
     Increase (decrease) in:

      Net cash used in operating
         activities                                7,740          10,670

Cash flows from investing activities:

      Net cash provided by (used in)
         investing activities                        -               -

Cash flows from financing activities:

      Proceeds from note payable - affiliate       5,110            9,493

      Net cash provided by
         financing activities                      5,110            9,493

Net increase (decrease) in cash                  ( 1,685)	    4,789

Cash, December 31, 2001 and 2000                   1,798               54

Cash, September 30, 2002 and 2001            $       113      $     4,843


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

The following table sets forth the computation of basic and diluted loss per share as of September 30, 2002 and 2001:
                                                        2002           2001

Net loss from operations                         $ (  14,250)   $ (   17,180)
  Preferred dividends - Series C                 $ (  22,000)   $ (   22,000)

Net loss to common shareholders   	         $ (  36,250)   $ (   39,180)

Weighted average common shares outstanding         4,178,722       4,178,722

Basic and diluted loss per share:                $ (     .01)   $ (      .01)


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

Net loss for the nine months ended September 30, 2002 and 2001 were $14,250 and $17,180, comprised of administrative maintenance costs and depreciation.

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

Item 6:     Exhibits and Reports on Form 8-K.
(a) Exhibits

The following Exhibits are filed herewith:

99.1	Certification of Principal Executive Officer
      Pursuant to Section 906 of the Sarbanes-Oxley
      Act of 2002 (18 U.S.C. 1350)

99.2	Certification of Principal Financial Officer
      Pursuant to Section 906 of the Sarbanes-Oxley
      Act of 2002 (18 U.S.C. 1350)

(b) Reports on Form 8-K: None.

Item 7.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.



                                SIGNATURES

      In accordance with Section 13 and 15 (d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 14, 2003


                                             PRINCETON MEDIA GROUP, INC.
                                             /s/ James J. McNamara
                                             By: James J. McNamara,
                                             Chairman of the Board and
                                             Acting Chief Executive Officer

                                             /s/ J. William Metzger
                                             By: J. William Metzger,
                                             Chief Financial Officer


CERTIFICATION BY CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Princeton Media Group, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James J. McNamara, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202, that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Princeton Media Group, Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and we have:

     (a) designated such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report ("Evaluation Date"); and

     (c) presented in the Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                         Date: July 14, 2003

                                         By: /s/  James J. McNamara
                                             -----------------------------------
                                         James J. McNamara
                                         Chief Executive Officer


CERTIFICATION BY CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Princeton Media Group, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. William Metzger, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202, that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Princeton Media Group, Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and we have:

     (a) designated such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report ("Evaluation Date"); and

     (c) presented in the Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               Date: July 14, 2003

                                               By: /s/ J. William Metzger
                                                   -----------------------------
                                               J. William Metzger
                                               Chief Financial Officer



Exhibit 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, James J. McNamara, the Chief Executive Officer of Princeton Media Group, Inc., an Ontario corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                             /s/James J. McNamara
                                                Chief Executive Officer
Dated July 14, 2003

This certification accompanies this Report on Form 10-QSB pursuant to
Section 906 of the Sarbanes Oxley Act and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.


Exhibit 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, J. William Metzger, the Chief Financial Officer of Princeton Media Group, Inc., an Ontario corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                             /s/ J. William Metzger
                                                 Chief Financial Officer
Dated July 14, 2003

This certification accompanies this Report on Form 10-QSB pursuant to
Section 906 of the Sarbanes Oxley Act and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.