Form 10KSB/A
period 2002-12-31
PRINCETON MEDIA GROUP INC
filed 2003-07-16
CIK 814456

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                FORM 10-KSB/A #1


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

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are included in this Annual Report following Item 14:

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

                                   PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information concerning the directors, executive officers and significant employees as of April 14, 2002:

                     Year First   Position
                     Elected      With
Name           Age   Director     Company

J. McNamara    54    1996         Chairman, Director, Chief Executive Officer,
                                    Acting President, and Secretary
J. Metzger     54    2002         Chief Financial Officer
J. Leshinsky   49    1996         Director

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

J. William Metzger, Chief Financial Officer of the Company, holds no directorships in any other company with a class of securities registered on a national exchange or which is required to file annual, quarterly, or other periodic reports with the Commission. During the past five years, Mr. Metzger has principally been involved in Celebrity.

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

There are no family relationships among any of the Officers or Directors of the Company.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2002, the Company's loan to Celebrity Entertainment, Inc. ("Celebrity") increased to a total outstanding amount of $10,453. At December 31, 2001, the loan to Celebrity was $9,955.
The Company provided the loaned funds to assist Celebrity in meeting minimal operating expenses. Celebrity's President and a director is James J. McNamara, Chairman of the Company.
As of December 31, 2002, Mr. McNamara and J. William Metzger, Chief Financial Officer of the Company and the other director of Celebrity, as a result of additional advances provided by them during 2002, have loaned the Company an aggregate total of $179,802 for administrative expenses pursuant to a note from the Company which bears interest at 5%; accrued interest as of December 31, 2002 was $18,782. The disclosure set forth in Item 12 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999, is incorporated herein by reference. The Company shares corporate headquarters office space with Celebrity.



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

ITEM 14.  CONTROLS AND PROCEDURES

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

Date: July 14, 2003


                                             PRINCETON MEDIA GROUP, INC.
                                             /s/ James J. McNamara
                                             By: James J. McNamara,
                                             Chairman of the Board and
                                             Acting Chief Executive Officer

                                             /s/ J. William Metzger
                                             By: J. William Metzger,
                                             Chief Financial Officer

                                             /s/ Joel Leshinsky
                                             By: Joel Leshinsky, Director


CERTIFICATION BY CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Princeton Media Group, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James J. McNamara, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202, that:

1. I have reviewed this Annual Report on Form 10-KSB of Princeton Media Group, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and we have:

     (a) designated such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report ("Evaluation Date"); and

     (c) presented in the Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                         Date: July 14, 2003

                                         By: /s/  James J. McNamara
                                             -----------------------------------
                                         James J. McNamara
                                         Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Princeton Media Group, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. William Metzger, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202, that:

1. I have reviewed this Annual Report on Form 10-KSB of Princeton Media Group, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and we have:

     (a) designated such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report ("Evaluation Date"); and

     (c) presented in the Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               Date: July 14, 2003

                                               By: /s/ J. William Metzger
                                                   -----------------------------
                                               J. William Metzger
                                               Chief Financial Officer

Exhibit 99.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, James J. McNamara, the Chief Executive Officer of Princeton Media Group, Inc., an Ontario corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                             /s/James J. McNamara
                                                Chief Executive Officer
Dated July 14, 2003

This certification accompanies this Report on Form 10-KSB pursuant to
Section 906 of the Sarbanes Oxley Act and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.


Exhibit 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, J. William Metzger, the Chief Financial Officer of Princeton Media Group, Inc., an Ontario corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                             /s/ J. William Metzger
                                                 Chief Financial Officer
Dated July 14, 2003

This certification accompanies this Report on Form 10-KSB pursuant to
Section 906 of the Sarbanes Oxley Act and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.



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


West Palm Beach, Florida
April 14, 2003



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




                                    PRINCETON MEDIA GROUP, INC.

                         Statements of Operations and Accumulated Deficit

                          For the Years Ended December 31, 2002 and 2001

                                                      2002            2001

Costs and operating expenses:
   Selling and administrative                   $   22,632        $ 103,983

       Loss from operations                    (    22,632)      (  103,983)

Other income (expense):
   Interest income                                     498              462
   Interest expense                               (  8,280)       (   5,582)

       Total other expense		              (  7,782)      (    5,120)

Net loss     						  ( 30,414)      (  109,103)

Accumulated deficit - beginning of the year    (22,753,248)     (22,644,145)

Accumulated deficit - end of the year        $ (22,783,662)    $(22,753,248)

Basic and diluted loss per share:

     Net loss per share               	   $      ( 0.02)    $     ( 0.04)



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