Form 10QSB/A
period 2003-03-31
PRINCETON MEDIA GROUP INC
filed 2003-07-16
CIK 814456

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

Securities registered under Section 12(g) of the Exchange Act as of March 31, 2003: Common Stock, no par value.

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

Date: July 14, 2003


                                             PRINCETON MEDIA GROUP, INC.
                                             /s/ James J. McNamara
                                             By: James J. McNamara,
                                             Chairman of the Board and
                                             Acting Chief Executive Officer

                                             /s/ J. William Metzger
                                             By: J. William Metzger,
                                             Chief Financial Officer


CERTIFICATION BY CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Princeton Media Group, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James J. McNamara, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202, that:

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


                                         Date: July 14, 2003

                                         By: /s/  James J. McNamara
                                             -----------------------------------
                                         James J. McNamara
                                         Chief Executive Officer


CERTIFICATION BY CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Princeton Media Group, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. William Metzger, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202, that:

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

                                               By: /s/ J. William Metzger
                                                   -----------------------------
                                               J. William Metzger
                                               Chief Financial Officer



Exhibit 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, James J. McNamara, the Chief Executive Officer of Princeton Media Group, Inc., an Ontario corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934; and

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


Exhibit 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, J. William Metzger, the Chief Financial Officer of Princeton Media Group, Inc., an Ontario corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934; and

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