Form 10QSB
period 2003-09-30
PRINCETON MEDIA GROUP INC
filed 2003-11-19
CIK 814456

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                FORM 10-QSB
(mark one)
      [ X ]            ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Securities registered under Section 12(g) of the Exchange Act as of September 30, 2003:
Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]    NO  [  ]

The number of shares outstanding of the issuer's common stock, no par value, as of November 19, 2003 was 4,178,722.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]


PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements (unaudited)

All financial information is expressed in United States dollars.

      INDEX TO FINANCIAL STATEMENTS

         Balance Sheet September 30, 2002

         Statements of Operations and Accumulated Deficit for the Three Months Ended September 30, 2003 and 2002
           and for the Nine Months Ended September 30, 2003 and 2002

         Statements of Cash Flows
           for the Nine Months Ended September 30, 2003 and 2002

         Notes to Financial Statements


      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

Signatures


                          PRINCETON MEDIA GROUP, INC.
                                Balance Sheet
                             September 30, 2003

                                    Assets
Current assets

Cash                                               $          28
Due from affiliates                                       10,453

   Total current assets                                   10,481

Property and equipment                                    43,408
   Less accumulated depreciation                         (43,408)
Property and equipment, net                                    -


Total assets                                        $     10,481

                  Liabilities and Shareholders' Equity (Deficit)

Current liabilities

Accounts payable                                    $    229,410
Accrued expenses                                          50,000
Advances payable - related parties                       184,918
Note payable                                             250,000
Accrued interest                                          18,782

   Total current liabilities                             733,110

Shareholders' equity (deficit):

Series A Preference Shares                                28,923
Series C Preference Shares                               739,696
Common Stock                                          21,297,570
Deficit                                              (22,788,818)

    Total shareholders' equity (deficit)             (   722,629)

Total liabilities and shareholders' equity          $     10,481

            See accompanying notes to financial statements.


			PRINCETON MEDIA GROUP, INC.

		Statements of Operations and Accumulated Deficit

                                                (Unaudited)

                           Three Months Ended              Nine Months Ended
                                September 30,                 September 30,
                          2003            2002              2003        2002


Net revenues         $       -    $          -        $       -    $        -

Costs and operating
  expenses:

Selling and
  administrative     $       -    $      5,110        $   5,161     $    7,740
Depreciation                 -           2,170                -          6,510

Income (loss) from
  operations                 -        (  7,280)         ( 5,161)      ( 14,250)

Net income (loss)            -        (  7,280)         ( 5,161)      ( 14,250)

Accumulated deficit,
  beginning of
  period           (22,788,778)    (22,753,248)     (22,783,662)   (22,753,248)

Accumulated deficit,
  end of period   $(22,788,778)   $(22,767,948)    $(22,788,823)  $(22,767,948)

Basic and diluted
  loss per share  $      (0.01)   $   (   0.01)    $    (  0.01)  $    (  0.01)


		See accompanying notes to financial statements.


                          PRINCETON MEDIA GROUP, INC.
                            Statements of Cash Flows

                                   (Unaudited)

                                              Nine months ended September 30,
                                                    2003          2002


Cash flows from operating activities:
   Net income (loss)                         $  (  5,161)   $   ( 14,250)
     Adjustments to reconcile net loss
     to net cash used in
     operating activities

      Depreciation                                     -           6,510


   Changes in assets and liabilities
     Increase (decrease) in:

      Net cash used in operating
         activities                              ( 5,161)          7,740

Cash flows from investing activities:

      Net cash provided by (used in)
         investing activities                        -               -

Cash flows from financing activities:

      Proceeds from note payable - affiliate       5,161            5,110

      Net cash provided by
         financing activities                      5,161            5,110

Net decrease in cash                  		 (    40)	  ( 1,685)

Cash, December 31, 2002 and 2001                      68            1,798

Cash, September 30, 2003 and 2002            $        28      $       113


             See accompanying notes to consolidated financial statements.



                           PRINCETON MEDIA GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Basis for Presentation

The accompanying unaudited interim financial statements include the accounts of Princeton Media Group, Inc. ("Princeton"). On
October 27, 1998, Princeton Publishing, Inc. and Firestone
Publishing, Inc., wholly-owned subsidiaries of Princeton Media
Group, Inc., and Kingston Press, Inc., a wholly-owned subsidiary of Princeton Publishing, Inc., each filed an Assignment for the Benefit of Creditors (the Assignment(s)), a proceeding governed under the laws of the State of Florida. The Assignments were filed with the Court of the 11th Judicial Circuit in and for Miami-Dade
County, Florida on October 27, 1998. The Assignment proceeding gives creditors the opportunity to file proofs of claims. The
Assignments were filed in order to expedite an orderly sale and disposition of the assets of the entities and pay claims in order of priority. As of the end of 1998, Princeton had no operations. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003, and the results of operations for the three months ended and nine months ended September 30, 2003 and 2002 and their cash flows for the nine-month periods ended
September 30, 2003 and 2002. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended
December 31, 2002.

2.   Basic and Dilutive Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants, and additional shares assuming the conversion of debentures and preferred shares, are excluded from the computation as their effect is antidilutive.

For the nine months ended September 30, 2003 and 2002, cumulative dividends of $22,000, respectively, related to preferred Series C have been added to net loss in the loss per share computation.

The following table sets forth the computation of basic and diluted loss per share as of September 30, 2003 and 2002:
                                                        2003           2002

Net loss from operations                         $ (   5,161)   $ (   14,250)
  Preferred dividends - Series C                 $ (  22,000)   $ (   22,000)

Net loss to common shareholders   	         $ (  27,161)   $ (   36,250)

Weighted average common shares outstanding         4,178,722       4,178,722

Basic and diluted loss per share:                $ (     .01)   $ (      .01)


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

The nine months ended September 30, 2003 compared to the nine months ended September 30, 2002:

There were no revenues for the nine months ended September 30, 2003 or for the nine months ended September 30, 2002.

Costs and expenses for the nine months ended September 30, 2003 were $5,161 compared to $14,250 for the nine months ended
September 30, 2002.

Net loss for the nine months ended September 30, 2003 and 2002 were $5,161 and $14,250, comprised of administrative maintenance costs and depreciation.

Liquidity and Capital Resources

Liquidity and capital resources are discussed in three broad categories: operating activities, investing activities and financing activities.

During the nine-month periods ending September 30, 2003 and 2002 there were no interest expenses charged to operations.

Cash decreased $40 to $28 at September 30, 2003 from $68 at December
31, 2002. Net cash used in operating activities was $5,161 during the nine months ended September 30, 2003 compared to $7,740 during the nine months ended September 30, 2002. The increase in net cash used in operating activities in the first nine months of 2003 compared to the first nine months of 2002 is a result of accounting and minimal maintenance expenditures.

During the nine-month periods ending September 30, 2003 and 2002, there was no net cash provided by or used in investing activities.

During the nine months ended September 30, 2003, net cash provided by financing activities was $5,161 compared to $5,110 net cash provided by financing activities during the nine months ended September 30, 2002. The cash provided by financing activities is a result of the advances made by related parties to cover minimal operating expenses and audit fees.

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

Date: November 19, 2003


                                             PRINCETON MEDIA GROUP, INC.
                                             /s/ James J. McNamara
                                             By: James J. McNamara,
                                             Chairman of the Board and
                                             Acting Chief Executive Officer

                                             /s/ J. William Metzger
                                             By: J. William Metzger,
                                             Chief Financial Officer


CERTIFICATION BY CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Princeton Media Group, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James J. McNamara, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202, that:

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


                                         Date: November 19, 2003

                                         By: /s/  James J. McNamara
                                             -----------------------------------
                                         James J. McNamara
                                         Chief Executive Officer


CERTIFICATION BY CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Princeton Media Group, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. William Metzger, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202, that:

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

                                               Date: November 19, 2003

                                               By: /s/ J. William Metzger
                                                   -----------------------------
                                               J. William Metzger
                                               Chief Financial Officer



Exhibit 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, James J. McNamara, the Chief Executive Officer of Princeton Media Group, Inc., an Ontario corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                             /s/James J. McNamara
                                                Chief Executive Officer
Dated November 19, 2003

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


Exhibit 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, J. William Metzger, the Chief Financial Officer of Princeton Media Group, Inc., an Ontario corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                             /s/ J. William Metzger
                                                 Chief Financial Officer
Dated November 19, 2003

This certification accompanies this Report on Form 10-QSB pursuant to
Section 906 of the Sarbanes Oxley Act and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.