Form 10QSB/A
period 2003-03-31
PRINCETON MEDIA GROUP INC
filed 2006-12-18
CIK 814456

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                    -------------------------------------

                              FORM 10-QSB/A #2


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

YES  [  ]   NO   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  [X]    NO  [  ]

The number of shares outstanding of the issuer's common stock, no par value, as of December 15, 2006 was 4,178,722.

Transitional Small Business Disclosure Format (check one):

YES  [  ]   NO   [X]






EXPLANATORY NOTE REGARDING AMENDMENT NO. 2

The Company is amending its Form 10-QSB for the period ended March 31, 2003 to restate its unaudited financial statements at March 31, 2003 to accrue additional interest of $2,217 relating to advances made by related parties and to write off fully depreciated and abandoned fixed assets.

The Items of this form 10-QSB/A#2 for the period ended March 31, 2003 which are amended and restated are as follows: Part I Financial Information, Item 1 Financial Statements and Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations. Further, Part II Other Information of this 10-QSB/A#2 includes currently dated certificates from the Company's Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.

The remaining Items contained in this Form 10-QSB/A#2 consist of all other Items originally contained in the Company's Form 10-QSB/A#1 for the fiscal period ended March 31, 2003 as filed on July 16, 2003. This form 10-QSB/A#2 does not reflect events occurring after the filing of the original Form 10-QSB/#1, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.





































                            TABLE OF CONTENTS

                                                                    Page

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited) . . . . . . . .   3

         Balance Sheet (Unaudited) as of March 31, 2003 . . . . .    4

         Statements of Operations (Unaudited) for the
              Three Months Ended March 31, 2003 and 2002 . . . . .   5

         Statements of Cash Flows (Unaudited) for the
              Three Months Ended March 31, 2003 and 2002 . . . . .   6

         Notes to Unaudited Financial Statements . . . . . . . . .   7

         Item 2.  Management's Discussion and Analysis or
              Plan of Operation . . . . . . . . . . . . . . . . . . 13

         Item 3.  Controls and Procedures . . . . . . . . . . . .   14

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings . . . . . . . . . . . . . . .   14

         Item 2.  Unregistered Sales of Equity Securities and
                    Use of Proceeds . . . . . . . . . . . . . . .   14


         Item 3.  Defaults Upon Senior Securities . . . . . . . . . 15

         Item 4.  Submission of Matters to a Vote

               of Security Holders . . . . . . . . . . . . . . . .  15

         Item 5.  Other Information . . . . . . . . . . . . . . . . 15

         Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . .  15

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . 15










                            PRINCETON MEDIA GROUP, INC.

                                  Balance Sheet
                                 March 31, 2003
                                   (Unaudited)

                                      Assets


Current assets

Cash                                                     $        23
Due from affiliates                                           10,453
                                                             _______
   Total current assets                                       10,476
                                                             ________

Total assets                                             $    10,476
                                                             =======

                    Liabilities and Shareholders' Deficit

Current liabilities:
Accounts payable                                         $   229,409
Loans and advances payable                                   300,000
Advances payable - related parties                           179,802
Accrued interest                                              21,000
                                                             _______

   Total current liabilities                                 730,211
                                                             _______

Shareholders' deficit:
Series A Preference Shares
  No par value, no limit on authorization,
  32,500 issued and outstanding                               28,923
Series C Preference Shares
  No par value, no limit on authorization,
  1,100,000 issued and outstanding                           739,696
Common Stock
  No par value, no limit on authorization,
  4,178,722 issued and outstanding                        21,297,570
Accumulated Deficit                                      (22,785,924)

    Total shareholders' deficit                          (   719,735)
                                                        _____________

Total liabilities and shareholders' deficit             $     10,476
                                                        =============




          See accompanying notes to unaudited financial statements.



                           PRINCETON MEDIA GROUP, INC.

                            Statements of Operations
               For the Three Months Ended March 31, 2003 and 2002
                                  (Unaudited)



                                                   2003             2002

Revenues                                       $      -          $     -

Costs and operating expenses:
   Administrative                                    45                -
   Depreciation                                       -            2,170
                                                ________         ________

      Loss from operations                      (    45)          (2,170)

Other expense
   Interest expense                             ( 2,217)               -
                                                ________          _______

Net loss                                        ( 2,262)          (2,170)

Less: preferred stock dividends                ( 11,000)         (11,000)
                                               _________         ________

Net loss available to common shareholders     $( 13,262)      $(  13,170)
                                               =========       ==========

Weighted average common shares outstanding    4,178,722        4,178,722
                                              ==========       ==========

Basic and diluted loss per share              $(  0.003)     $(     .003)
                                              ==========       ==========














         See accompanying notes to unaudited financial statements.



                         PRINCETON MEDIA GROUP, INC.

                          Statements of Cash Flows
            For the Three Months Ended March 31, 2003 and 2002
                                (Unaudited)


                                                2003             2002

Cash flows from operating activities:
   Net loss                               $   (2,262)     $   ( 2,170)
     Adjustments to reconcile net loss
     to net cash used in operating activities
      Depreciation                                 -            2,170

   Changes in assets and liabilities
      Increase in accrued interest payable     2,217
                                               ______          _______
      Net cash used in operating activities    (  45)               -

Cash flows from financing activities:
   Advances from related party                     -                -
                                               ______          _______
      Net cash provided by
         financing activities                      -                -
                                               ______          _______

Net decrease in cash                           (  45)               -

Cash, beginning of period                         68            1,798
                                               ______          _______

Cash, end of period                       $       23       $    1,798
                                               ======          =======


Supplemental disclosures of cash flow information:


Interest paid                             $         -       $         -
                                               ======           =======

Income taxes paid                         $         -       $         -
                                               ======           =======






          See accompanying notes to unaudited financial statements.



                         PRINCETON MEDIA GROUP, INC.

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              March 31, 2003


1.    Organization and Summary of Significant Accounting Policies

Organization

Princeton Media Group, Inc. ("the Company") was incorporated in Ontario, Canada, in September, 1986, as DeNovo Corporation and operated several other businesses which were discontinued in 1995 and in prior years. In October 1996 the Company changed its name to Princeton Media Group, Inc. in order to reflect its new focus in the publishing, printing, and related media industries. The publishing and printing operations were later discontinued and the Company has had no operations since October, 1998. The Company has not had any foreign currency transactions and all financial information contained herein is expressed in U.S. dollars.

Management is currently investigating acquisitions providing operations sufficient to restore some or all value to shareholders.

Summary of Significant Accounting Policies

      (A)  Basis of Presentation

The financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America ("U.S. GAAP").


      (B)  Income Taxes

The Company uses the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

      (C)  Use of Estimates

Management of the Company has made estimates and assumptions in the preparation of the accompanying financial statements in conformity with generally accepted accounting principles that affect the reported amounts of assets and liabilities and disclosures at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

       (D)  Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or shareholders' equity.

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             March 31, 2003


     (E)   Loss Per Share

In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." This statement requires the presentation of basic and diluted earnings per share and replaced the presentation of primary and fully diluted earnings per share prescribed by APB Opinion 15. The Company has computed basic and diluted income (loss) per share using the weighted average number of common shares outstanding, since common stock options and warrants, and the effect of assuming the conversion of the outstanding convertible securities, were antidilutive in years showing losses.

      (F)   Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued Statement No. 151 (SFAS 151), Inventory costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company currently believes that the adoption of SFAS 151 will not have a material impact on its financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. The Company is currently evaluating which transitional provision and fair value methodology it will follow. The Company expects that any expense associated with the adoption of the provisions of SFAS 123R will have a material impact on its results of operations. We are evaluating the requirements of SFAS No. 123(R) and SAB 107 to assess what impact its adoption will have on our financial position, results of operations and cash flows. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107.

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              March 31, 2003

In May 2005, the Financial Accounting Standard Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (SFAS 154). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force ("EITF") issued EITF 05-2, "The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19".
EITF 05-2 retained the definition of a conventional convertible debt instrument as set forth in EITF 00-19, and which is used in determining certain exemptions to the accounting treatments prescribed under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of "conventional" and determined that convertible preferred stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-2 on July 1, 2005, which did not have a material effect on our financial statements.

In July 2005, the FASB issued FASB Staff Position ("FSP") 150-5, "Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares". FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise and warrants on shares that are redeemable or puttable in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. The FSP is effective for the first reporting period beginning after June 30, 2005, with resulting changes to prior period statements reported as the cumulative effect of an accounting change in accordance with the transition provisions of SFAS 150. We adopted the provisions of FSP 150-5 on July 1, 2005, which did not have a material effect on our financial statements.

In July 2005, the FASB issued EITF 05-6, "Determining the Amortization period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination", which addressed the amortization period for leasehold improvements made on operating leases acquired significantly after the beginning of the lease. The EITF is effective for


                  NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             March 31, 2003

leasehold improvements made in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-6 on July 1, 2005, which did not have a material impact to the Company's financial position, results of operations and cash flows.

2.  Going Concern and Management's Plans

As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $22,785,924 at March 31, 2003. As detailed in Note 1, the Company has had no operations
since October, 1998.   Management is attempting to locate an acquisition that
would provide stable operations, but there are no agreements to do so as of the date of filing of this report. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Financial Statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

3.  Loans and Advances Payable

As of March 31, 2003, the Company had loans and advances payable with two entities and individuals. These loans and advances do not bear interest and are payable on demand. At March 31, 2003, loans and advances payable to these entities and individuals amounted to $300,000.

4.  Due to Related Parties

As of March 31, 2003, the Company has outstanding amounts due to officers of the Company of $179,802. These amounts bear interest at 5.0% per annum and are due upon demand. Accrued interest was $21,000 as of March 31, 2003.

5.   Capital Stock

A summary of capital stock as of March 31, 2003 is as follows:

                                                     Convertible Preferred
                                         Common      Series A       Series C

Par value                                None        None           None
Shares authorized                        Unlimited   Unlimited      1,100,000
Issued and outstanding                   4,178,722   32,500         1,100,000
Liquidation preference                   3rd         1st            2nd
Liquidation preference per share         -           $1.24          $.80
Total liquidation value                  -           $40,300        $880,000
Total cumulative dividends in arrears    -           $     -        $447,333
Per share arrearage                                  $     -        $    .44



                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               March 31, 2003

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

            Series C:

These preference shares were redeemable at the option of the Company until January 31, 1998 under certain conditions pertaining to the trading prices of the Company's common shares, and convertible at the option of the holder at any time into common shares of the Company on the basis of 200 Series C shares for one common share (5,500 shares). The conversion ratio is subject to adjustment under certain conditions, including conditions relating to trading prices and subsequent share issues. Holders of Series C preference shares are entitled to receive a cumulative dividend of $.04 per share annually, payable in cash or common shares of the Company. Dividends in arrears totaled $447,333 at March 31, 2003.

      (B)   Stock Options and Warrants

There were no stock options and warrants issued during 2003. There were no outstanding options or warrants as of March 31, 2003.

The Company's stock was not actively trading at year end and the Company had no operations. Stock options are considered to have no value at year end.

      (C) Employee Stock Grants and Options

There were no stock options or warrants granted to employees in 2003 and 2002.

6.   Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and short-term borrowings approximate fair value due to the short-term maturity of these financial instruments. There are no long-term debts.




                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               March 31, 2003


7.   Subsequent Events

There are no material subsequent events that have occurred after the balance sheet date.



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

General

We are filing this quarterly report for March 31, 2003 on Form 10-QSB late. Information contained herein is as of the first quarter of 2003 and, in some instances, as of the latest practicable date for these items.

The Company has been dormant for over seven years, not engaging in any business or deriving any revenues during this period. Its only activity was to seek an acquisition to provide the Company with a business.

Current Plans

During 2006, management of the Company continues to pursue a plan of attempting to identify an acquisition that could provide stable operations in order to help restore shareholder value.

Results of Operations

The Company has discontinued operations. Net loss for the period consists of bank charges and accrued interest.

The quarter ended March 31, 2003 compared to the quarter ended March 31, 2002:

There were no revenues during either the quarter ended March 31, 2003 or the quarter ended March 31, 2002.

Operating expenses for the quarter ended March 31, 2003 were $45 for bank charges compared to $2,170 depreciation expense for the quarter ended March 31, 2002.

Net loss for the quarter ended March 31, 2003 was $2,262. Net loss for the quarter ended March 31, 2002 was $2,170. The increase is due principally to the completion during 2002 of depreciation on property and equipment and the inclusion in 2003 of accrued interest payable on a quarterly basis.

Liquidity and Capital Resources

During the quarter ended March 31, 2003, interest charged to operations was $2,217. During the quarter ended March 31, 2002, there were no interest expenses charged to operations.

Liquidity and capital resources are discussed in three broad categories: operating activities, investing activities and financing activities.

Cash decreased $45 to $23 at March 31, 2003 from $68 at December 31, 2002. Net cash used by operating activities was $45 during the quarter ended March 31, 2003 compared to cash used by operating activities of $-0- during the quarter ended March 31, 2002. The increase in net cash used in operating activities in the first quarter of 2003 compared to the first quarter of 2002 is a result of bank charges.

During the quarters ended March 31, 2003 and March 31, 2002, there was no net cash provided by or used in investing activities.

During the quarters ended March 31, 2003 and March 31, 2002, there was no net cash provided by or used in financing activities.

Item 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2003, the Company's management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out by James J. McNamara, the Company's Chief Executive Officer, and J. William Metzger, the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2003, the Company's disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic SEC reports.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph
(d) of Rule 13a-15 under the Exchange Act with respect to the fiscal quarter ended March 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

	 None.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

	 None.

Item 3:  Defaults Upon Senior Securities

         None.



Item 4:  Submissions of Matters to a Vote of Security Holders

         None.

Item 5:  Certain Relationships and Related Transactions

The Company shares corporate headquarters office space with a third party related by common directorship. During 2003 and 2002, certain related parties have advanced amounts to the Company at nominal interest rates to cover maintenance costs during the period that management of the Company is seeking new operations.

Item 6:  Exhibits

List of Exhibits:

Certification by the Chief Executive Officer of the Company
pursuant to Rule 13a-14 under the Securities Exchange Act
of 1934, as amended*
31.1


Certification by the Chief Financial Officer of the Company
pursuant to Rule 13a-14 under the Securities Exchange Act
of 1934, as amended*
31.2


Certification by the Chief Executive Officer of the Company
pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002*
32.1


Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith
32.2

                                SIGNATURES

      In accordance with Section 13 and 15 (d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 18, 2006


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


Exhibit 31.1

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


                                    Date: December 18, 2006

                                    By: /s/ James J. McNamara
                                    ------------------------------
                                    James J. McNamara
                                    Chief Executive Officer




Exhibit 31.2

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

                                           Date: December 18, 2006

                                           By: /s/ J. William Metzger
                                           --------------------------
                                           J. William Metzger
                                           Chief Financial Officer




Exhibit 31.1

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

                                          /s/James J. McNamara
                                          Chief Executive Officer
Date:  December 18, 2006

This certification accompanies this Report on Form 10-QSB pursuant to Section 906 of the Sarbanes Oxley Act and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.


Exhibit 31.2

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

                                        /s/ J. William Metzger
                                            Chief Financial Officer
Date:  December 18, 2006

This certification accompanies this Report on Form 10-QSB pursuant to
Section 906 of the Sarbanes Oxley Act and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.






15