Form 10QSB/A
period 2003-09-30
PRINCETON MEDIA GROUP INC
filed 2006-12-18
CIK 814456

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

The Company is amending its Form 10-QSB for the period ended September 30, 2003 to restate its unaudited financial statements at September 30, 2003 and for the nine months ended September 30, 2003 to (i) accrue additional interest of $6,593 relating to advances made by related parties, (ii) reclass $10,453 of Due From Affiliates against the Advances Payable - Related Parties account, (iii) adjust cash downward by $25 due to previously unrecorded bank charges, and (iv) write off fully depreciated and abandoned fixed assets.

The Items of this form 10-QSB/A for the period ended September 30, 2003 which are amended and restated are as follows: Part I Financial Information, Item 1 Financial Statements and Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations. Further, Part II Other Information of this 10-QSB/A includes currently dated certificates from the Company's Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.

The remaining Items contained in this Form 10-QSB/A consist of all other Items originally contained in the Company's Form 10-QSB for the fiscal period ended September 30, 2003 as filed on November 19, 2003. This form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.



                          TABLE OF CONTENTS
                                                                   Page
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Balance Sheet (Unaudited) as of September 30, 2003 ......   4

         Statements of Operations (Unaudited) for the Three and
           Nine Months Ended September 30, 2003 and 2002 .........   5

         Statements of Cash Flows (Unaudited) for the
           Nine Months Ended September 30, 2003 and 2002 .........   6

         Notes to Unaudited Financial Statements .................   7

Item 2.  Management's Discussion and Analysis or
           Plan of Operation .....................................  13

Item 3.  Controls and Procedures .................................  14

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings............... ...............  15

         Item 2.  Unregistered Sales of Equity Securities and
                  Use of Proceeds ................................  15

         Item 3.  Defaults Upon Senior Securities ................  15

         Item 4.  Submission of Matters to a Vote
                  of Security Holders ............................  15

         Item 5.  Other Information...............................  15

         Item 6.  Exhibits........................................  15

         Signatures...............................................  16




                       PRINCETON MEDIA GROUP, INC.

                              Balance Sheet
                           September 30, 2003
                               (Unaudited)

                                  Assets

Current assets

Cash                                               $           3
                                                       _________
   Total current assets                                        3
                                                       _________

Total assets                                        $          3
                                                       =========

Liabilities and Shareholders' Deficit

Current liabilities

Accounts payable                                    $    229,409
Loans and advances payable                               300,000
Advances payable - related parties                       169,419
Accrued interest                                          25,376
                                                         _______

   Total current liabilities                             724,204
                                                         _______
Shareholders' deficit:

Series A Preference Shares
  No par value, no limit on authorization,
  32,500 issued and outstanding                           28,923
Series C Preference Shares
  No par value, no limit on authorization,
  1,100,000 issued and outstanding                       739,696
Common stock
  No par value, no limit on authorization,
  4,178,722 issued and outstanding                    21,297,570
Accumulated Deficit                                  (22,790,390)
                                                      ___________

    Total shareholders' deficit                     (    724,201)
                                                      ___________

Total liabilities and shareholders' deficit         $           3
                                                      ===========

      See accompanying notes to unaudited financial statements.


                       PRINCETON MEDIA GROUP, INC.

                        Statements of Operations
                              (Unaudited)

                            Three Months Ended       Nine Months Ended
                               September 30,            September 30,
                           2003           2002          2003      2002


Revenues              $      -       $       -    $        -   $     -

Costs and operating
  expenses:

  Administrative            45           5,110           135     7,740
  Depreciation               -           2,170             -     6,510
                       ________      __________       _______  _______
Loss from
  operations            (   45)       (  7,280)      (   135)  (14,250)

Other income (loss)
  Interest expense      (2,135)              -       ( 6,593)        -
                       ________       _________      ________  _______

Net loss                (2,180)       (  7,280)      ( 6,728)  (14,250)

Less: preferred
  stock dividends     ( 11,000)        (11,000)      (33,000)  (33,000)
                      _________       _________      _________ ________

Net loss available to
common shareholders  $( 13,180)      $( 18,280)     $(39,728) $(47,250)
                      =========      =========      ========= =========


Weighted average
common shares
outstanding           4,178,722      4,178,722     4,178,722  4,178,722
                      =========      =========     =========  =========

Basic and diluted
loss per share      $(   0.003)   $(    .004)      $ (  .01) $ (   .01)
                      =========     =========      =========  =========






        See accompanying notes to unaudited financial statements.


                         PRINCETON MEDIA GROUP, INC.

                          Statements of Cash Flows
                                (Unaudited)

                                       Nine months ended September 30,
                                                 2003            2002


Cash flows from operating activities:
   Net loss                               $  (  6,728)   $   ( 14,250)
     Adjustments to reconcile net loss
     to net cash used in operating activities
      Depreciation                                  -           6,510

   Changes in assets and liabilities
      Increase in accrued interest payable      6,593               -
                                              ________        ________
      Net cash used in operating
         activities                           (   135)        ( 7,740)
                                              ________        ________

Cash flows from financing activities:

      Proceeds from note payable - affiliate       70           6,055
                                              ________         _______
      Net cash provided by
         financing activities                      70           6,055
                                              ________         _______

Net decrease in cash                          (    65)        ( 1,685)

Cash, beginning of period                          68           1,798
                                              ________         _______

Cash, end of period                          $      3        $    113
                                              ========         =======


Supplemental disclosures of cash flow information:
                                                 2003            2002

Interest paid                             $         -       $       -
                                               =======         =======

Income taxes paid                         $         -       $       -
                                               =======         =======





         See accompanying notes to unaudited financial statements.




                       PRINCETON MEDIA GROUP, INC.

               NOTES TO UNAUDITED FINANCIAL STATEMENTS
                          September 30, 2003


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


                 NOTES TO UNAUDITED FINANCIAL STATEMENTS
                          September 30, 2003


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

                NOTES TO UNAUDITED FINANCIAL STATEMENTS
                           September 30, 2003

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

               NOTES TO UNAUDITED FINANCIAL STATEMENTS
                         September 30, 2003

leasehold improvements made in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-6 on July 1, 2005, which did not have a material impact to the Company's financial position, results of operations and cash flows.

2.  Going Concern and Management's Plans

As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $22,790,390 at September 30, 2003. As detailed in Note 1, the Company has had no operations
since October, 1998.   Management is attempting to locate an acquisition that
would provide stable operations, but there are no agreements to do so as of the date of filing of this report. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Financial Statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

3.  Loans and Advances Payable

As of September 30, 2003, the Company had loans and advances payable with two entities and individuals. These loans and advances do not bear interest and are payable on demand. At September 30, 2003, loans and advances payable to these entities and individuals amounted to $300,000.

4.  Due to Related Parties

As of September 30, 2003, the Company has outstanding amounts due to officers of the Company of $169,419. These amounts bear interest at 5.0% per annum and are due upon demand. Accrued interest was $25,376 as of September 30, 2003.

5.   Capital Stock

A summary of capital stock as of September 30, 2003 is as follows:
                                                     Convertible Preferred
                                         Common      Series A       Series C

Par value                                None        None           None
Shares authorized                        Unlimited   Unlimited      1,100,000
Issued and outstanding                   4,178,722   32,500         1,100,000
Liquidation preference                   3rd         1st            2nd
Liquidation preference per share         -           $1.24          $.80
Total liquidation value                  -           $40,300        $880,000
Total cumulative dividends in arrears    -           $     -        $469,333
Per share arrearage                                  $     -        $    .44

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                            September 30, 2003

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

            Series C:

These preference shares were redeemable at the option of the Company until January 31, 1998 under certain conditions pertaining to the trading prices of the Company's common shares, and convertible at the option of the holder at any time into common shares of the Company on the basis of 200 Series C shares for one common share (5,500 shares). The conversion ratio is subject to adjustment under certain conditions, including conditions relating to trading prices and subsequent share issues. Holders of Series C preference shares are entitled to receive a cumulative dividend of $.04 per share annually, payable in cash or common shares of the Company. Dividends in arrears totaled $469,333 at September 30, 2003.

      (B)   Stock Options and Warrants

There were no stock options and warrants issued during 2003. There were no outstanding options or warrants as of September 30, 2003.

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




                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2003


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

General

We are filing this quarterly report for September 30, 2003 on Form 10-QSB late. Information contained herein is as of the third quarter of 2003 and, in some instances, as of the latest practicable date for these items.

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

Results of Operations

The Company has discontinued operations. Net loss from operations for the periods consists of bank fees, bad debt expense, interest accruals and depreciation.

The nine months ended September 30, 2003 compared to the nine months ended September 30, 2002:

There were no revenues for the nine months ended September 30, 2003 or for the nine months ended September 30, 2002.

Selling, general and administrative expenses for the nine months ended September 30, 2003 were $135 compared to $7,740 for the nine months ended September 30, 2002, representing a decrease of $7,605. The decrease is a result of reduction in minimal accounting and Company maintenance expenses.

Net loss for the nine months ended September 30, 2003 and 2002 were $6,728 and $14,250, comprised of interest accruals, administrative maintenance costs and depreciation.

Liquidity and Capital Resources

Liquidity and capital resources are discussed in three broad categories: operating activities, investing activities and financing activities.

During the nine-month period ending September 30, 2003, accrued interest of $6,593 was charged to operations, compared with the same period during 2002 when no interest expenses were charged to operations.

Cash decreased by $65 to $3 at September 30, 2003 from $68 at December 31, 2002. Net cash used in operating activities was $135 during the nine months ended September 30, 2003 compared to $7,740 during the nine months ended September 30, 2002. The decrease in net cash used in operating activities in the first nine months of 2003 compared to the first nine months of 2002 is a result of the completion during 2002 of depreciation on property and equipment, and the inclusion in 2003 of accrued interest payable on a quarterly basis, as well as accounting and maintenance expenditures.

During the nine-month periods ending September 30, 2003 and 2002, there was no net cash provided by or used in investing activities.

During the nine months ended September 30, 2003, net cash provided by financing activities was $70 compared to $6,055 net cash provided by financing activities during the nine months ended September 30, 2002. The cash provided by financing activities is a result of the advances made by related parties to cover minimal operating expenses and audit fees.

Item 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2003, the Company's management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out by James J. McNamara, the Company's Chief Executive Officer, and J. William Metzger, the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2003, the Company's disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic SEC reports.

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

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph
(d) of Rule 13a-15 under the Exchange Act with respect to the fiscal quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

	 None.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

         None.


Item 3:  Defaults Upon Senior Securities

         None.

Item 4:  Submissions of Matters to a Vote of Security Holders

         None

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






3