Form 10KSB
period 2003-12-31
PRINCETON MEDIA GROUP INC
filed 2006-12-18
CIK 814456

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-KSB


      [ X ]            ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Securities registered under Section 12(g) of the Exchange Act as of December 31, 2003: Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES  [ ]   NO   [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  [ X ]    NO  [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average closing bid and ask prices of such stock on December 31, 2003, was $0.00.

The number of shares outstanding of the issuer's common stock, no par value, as of December 15, 2006 was 4,178,722.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]





                             PRINCETON MEDIA GROUP, INC.
                                   FORM 10-KSB
                      For the Year Ended December 31, 2003

                                      INDEX


                   HEADING                                              PAGE

PART I
Item 1.           Description of Business                                   3
Item 2.           Description of Properties                                 4
Item 3.           Legal Proceedings                                         4
Item 4.           Submission of Matters to a Vote of Security Holders       4

PART II
Item 5.           Market for Common Equity and Related
                        Stockholder Matters                                 4
Item 6.           Management's Discussion & Analysis                        5
Item 7.           Financial Statements                                      6
Item 8.           Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure              7

PART III
Item 9.           Directors, Executive Officers, Promoters and
                     Control Persons; Compliance with Section 16(a)         7
Item 10.          Executive Compensation                                    8
Item 11.          Security Ownership of Certain Beneficial Owners
                        and Management                                      8
Item 12.          Certain Relationships and Related Transactions            9

PART IV
Item 13.          Exhibits                                                  9
Item 14.          Controls and Procedures                                  10

SIGNATURES                                                                 11







                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

We are filing this annual report for 2003 on Form 10-KSB late. Information contained herein is as of the end of 2003 and, in some instances, as of the latest practicable date for these items.

The Company has been dormant for over seven years, not engaging in any business or deriving any revenues during this period. Its only activity was to seek an acquisition to provide the Company with a business.


HISTORY OF PRIOR BUSINESSES

Princeton Media Group, Inc. ("PMG" or the "Company") was incorporated under the laws of the Province of Ontario, Canada in September 1986 under the name DeNovo Corporation, adopting its present name on October 29, 1996. Prior to 1996 the Company had been engaged in different lines of business, including the development of industrial waste heat recovery systems and wastepaper recycling projects and manufacture, and distribution of telecommunications equipment. In 1996, PMG was engaged through subsidiaries in the publishing, printing, and related media industry. On October 27, 1998, the Company's subsidiaries filed an Assignment for the Benefit of Creditors and ceased business.

The Company suffered net losses in recent years resulting in an accumulated deficit of $22,792,570 at December 31, 2003, which is higher at this point. Since our inception we have disposed of our most significant subsidiary through bankruptcy, have been subject to lawsuits, used most of our available cash to conduct our operating activities. The Company will continue to incur losses until after it commences sales.

                                 RISK FACTORS

We face risks in executing our business plan and achieving revenues. The following risks are material risks that we face. If any of these risks occur, our business and our operating results and financial condition could be seriously harmed and we may not be able to continue business operations as a going concern.

Unless we acquire a business, we will have no value.

The Company does not engage in any business or derive any revenues. Its only activity has been to seek an acquisition to provide the Company with a business. The Company must enter into such an acquisition to become viable. There is no assurance it will be able to do so.

We may make acquisitions that prove unsuccessful.

We have no experience in completing acquisitions of other businesses, and we may be unable to successfully complete an acquisition. Moreover, if we complete an acquisition, shareholders' interests may be substantially diluted.

As a result of our recurring losses, we may be unable to continue as a going concern.

Our independent auditors issued a qualified report on their audit of our financial statements for the years ended December 31, 2000, 2001, 2002, and 2003. Their report contains as explanatory paragraph and footnote in which they state that our history of recurring losses and lack of revenues raise substantial doubt regarding our ability to continue as a going concern.

BECAUSE OUR STOCK IS A PENNY STOCK, SHAREHOLDERS WILL BE MORE LIMITED IN THEIR ABILITY TO SELL THEIR STOCK.

Our common stock is traded on the OTC Bulletin Board and constitutes a penny stock under the Securities and Exchange Act. Our common stock will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock. These rules may affect the ability of broker-dealers to sell our common stock and also may affect the ability of holders of our common stock to resell their shares of common stock.

SUBSTANTIAL DILUTION - FUTURE ISSUANCE OF SHARES

The Company has no significant tangible assets and the book value of its common stock is substantially less than the purchase price and upon acquisition of the Underlying Securities, the investors will incur substantial dilution. The Company most likely will issue a significant number of additional shares in the future in connection with additional financing and for other purposes personnel The investors may face substantial additional dilution resulting from future issuances of its securities.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company's executive offices are located at 214 Brazilian Avenue, Suite 260 Palm Beach, Florida 33480. This office space is approximately 500 square feet shared with another company. Total rental expense for the facility detailed above was paid by a related party.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common shares previously traded on the Nasdaq SmallCap Market under the symbol "PMGIF" and, commencing in November, 1998 on the Bulletin Board under the same symbol. During the Company's fiscal year commencing January 1, 2003, common shares traded by appointment on the 'pink sheets', which the Company believes will prevail until a re-organization plan for the Company is effectuated.

As of December 31, 2003, there were 4,178,722 shares of common stock outstanding. As of December 31, 2003, there were 581 holders of record and approximately 750 beneficial holders of the common stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principals in the United States of America. The preparation of these financial statements requires our Management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates we use to prepare the financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from those estimates made by Management. We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet financing. In addition, we do not enter into any derivative financial instruments primarily for managing our exposure to changes in interest rates.

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

The year ended December 31, 2003, compared to the year ended December 31, 2002:

There was no revenue in 2003 or 2002. During 2003, operating activities were restricted to administrative costs of $180 expended to maintain the Company's bank account. This compares with $22,632 expended during the year ended December 31, 2002 for settlements and the maintenance of compliance and other regulatory requirements.

Net loss for the year ended December 31, 2003 was approximately $8,909 compared to the prior year in which net loss was approximately $30,414.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2003, there was $8,729 accrued in interest expense compared with $8,280 in interest expense accrued during the prior year. Interest expense is primarily related to loans made by the Chairman of the Board of the Company and the Company's Chief Financial Officer ("Related Parties").

Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

Cash decreased to $18 at December 31, 2003 from $68 at December 31, 2002.

During the year ended December 31, 2003, net cash used in operating activities was $180 compared to the year ended December 31, 2002, in which net cash used in operating activities was $30,121, representing a decrease of $29,941, resulting from reductions in settlements payable, accounts payable, and depreciation.

During the year ended December 31, 2003, net cash provided by financing activities was $130 compared to $28,391 in the prior year, representing a decrease of $28,261, resulting from loans provided to the Company by Related Parties.

RECENT ACCOUNTING PRONOUNCEMENTS

See Summary of Significant Accounting Policies to the Company's Financial Statements for information relating to recent accounting pronouncements in
Note 1 of the financial statements.


ITEM 7.   FINANCIAL STATEMENTS

The following financial statements are included in this Annual Report following Item 14:

      INDEX TO FINANCIAL STATEMENTS

      Report of Independent
        Registered Public Accounting Firm  2003             F-1

      Independent Auditor's Report  2002                    F-2

      Balance Sheet December 31, 2003                       F-3

      Statements of Operations
        For the Years Ended December 31, 2003 and 2002      F-4

      Statement of Changes in Shareholders' Deficit
        For the Years Ended December 31, 2003 and 2002      F-5

      Statements of Cash Flows
        For the Years Ended December 31, 2003 and 2002      F-6

      Notes to Financial Statements                 F-7 to F-12


ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 7, 2003, Holyfield & Thomas, LLC ("H&T"), the independent auditors of the Registrant, notified the Registrant that H&T declined to stand for re-election. The accountant's report of H&T on the financial statements of the Registrant for the years ended December 31, 2002 and December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty (other than a going concern modification relating to the report for the years ended 2002 and 2001), audit scope, or accounting principles. H&T's decision not to stand for re-election was not approved or recommended by the Registrant's Board of Directors, audit committee or similar committee of the Board of Directors. During the two years ended December 31, 2002 and subsequent period through December 23, 2005, (a) there were no disagreements with H&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to H&T's satisfaction would have caused H&T to make reference in connection with its report to the subject matter of the disagreement, and (b) H&T had not advised the Registrant of any reportable events as defined in paragraphs (1) through (3) of Regulation S-B, Item 304(a)(1)(iv)(B).

Engagement of New Accountants

On December 23, 2005, the Registrant engaged the firm of Sherb & Co., LLP ("Sherb") as its new independent accountants. Sherb was not consulted regarding the application of accounting principles to a specific completed or contemplated transaction; or the type of audit opinion to be rendered with regard to the Registrant's financial statements; or any disagreements or reportable events as such terms are used in Regulation S-B, Item 304(a)(2). The change in accountants from H&T to Sherb was the subject of a report on Form 8-K dated May 15, 2006.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information concerning the directors, executive officers and significant employees as of December 31, 2003:



Name           Age     Position With Company

James J.
McNamara       57      Chairman, Director, Chief Executive
                           Officer, Acting President and Secretary

J. William
Metzger        57      Chief Financial Officer

Set forth is a biographical description of each director and executive officer of the Company:

James J. McNamara, CEO and Chairman of the Board, identified and secured the acquisition of all publishing and printing assets purchased by Princeton
Media Group, Inc.   For the past five years, Mr. McNamara has been a director
of National Auto Credit, Inc. and has served as that company's Chairman of the Board and CEO.

J. William Metzger, Chief Financial Officer of the Company, holds no directorships in any other company with a class of securities registered on a national exchange or which is required to file annual, quarterly, or other periodic reports with the Commission. During the past five years, Mr. Metzger has principally been involved in private media business interests.

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

ITEM 10.  EXECUTIVE COMPENSATION

No compensation was accrued by or paid to the executive officers indicated during the last three years.


      Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

Name   Number of      Value      Number of Options             Value of
       Shares         Realized   Unexercised                   In the Money
       Acquired on               Exercisable   Unexercisable   Options
       Exercise

James    None         None       960,000       240,000         None
McNamara


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

Name and					 Number of
Address of                                       Shares              Percent
Beneficial                        Title of       Beneficially           Of
Holder                             Class         Owned                Class

James J. McNamara               Common Stock      960,000(1)            9.9%
214 Brazilian Ave.
Suite 260
Palm Beach FL 33480

Russel Leventhal                Common Stock      256,500(2)            7.0%
Profit Sharing Plan
9000 Sunset Blvd.
Suite 606
Los Angeles, CA 90069

(1) Beneficially owned pursuant to currently exercisable stock options.
(2) Includes 200,500 shares directly owned; 25,000 shares beneficially owned, of which the direct owner is Allstate Communications, Inc.; and 31,000 shares beneficially owned, of which the direct owner is Allstate Communications, Inc. Profit Sharing Plan.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2003, James J. McNamara, CEO and Chairman of the Company, and J. William Metzger, Chief Financial Officer of the Company, as a result of additional advances provided by them during 2003, have loaned the Company a total of $169,479 for administrative expenses pursuant to notes from the Company which bear interest at 5%; accrued interest as of December 31, 2003 was $27,512.


                               PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.


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


      (b) The following report on Form 8-K was filed during the quarter ended June 30, 2006 by the Company:

Date            Date
of Report       Filed        Items Reported           Financial Statements
Filed

5/15/2006       5/15/2006   Change of auditors.            None


The following Exhibits are filed herewith:

31.1 Certification of Principal Executive Officer
     Pursuant to Section 906 of the Sarbanes-Oxley
     Act of 2002 (18 U.S.C. 1350)

31.2 Certification of Principal Financial Officer
     Pursuant to Section 906 of the Sarbanes-Oxley
     Act of 2002 (18 U.S.C. 1350)

32.1 Certification of Principal Executive Officer
     Pursuant to Section 906 of the Sarbanes-Oxley
     Act of 2002 (18 U.S.C. 1350)

32.2 Certification of Principal Financial Officer
     Pursuant to Section 906 of the Sarbanes-Oxley
     Act of 2002 (18 U.S.C. 1350)


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


                                             PRINCETON MEDIA GROUP, INC.
                                             /s/ James J. McNamara
                                             By: James J. McNamara,
                                             Chairman of the Board and
                                             Acting Chief Executive Officer

                                             /s/ J. William Metzger
                                             By: J. William Metzger,
                                             Chief Financial Officer




Exhibit 31.1

               CERTIFICATION BY CHIEF EXECUTIVE OFFICER
                  PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
             SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Princeton Media Group, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James J. McNamara, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is Being prepared;

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


                                         Date: December 18, 2006

                                         By: /s/  James J. McNamara
                                         -----------------------------------
                                         James J. McNamara
                                         Chief Executive Officer




Exhibit 31.2

                CERTIFICATION BY CHIEF FINANCIAL OFFICER
                   PURSUANT TO 18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Princeton Media Group, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. William Metzger, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

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

                                               Date: December 18, 2006


                                               By: /s/ J. William Metzger
                                               -----------------------------
                                               J. William Metzger
                                               Chief Financial Officer


Exhibit 32.1
                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                     PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, James J. McNamara, the Chief Executive Officer of Princeton Media Group, Inc., an Ontario corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934; and

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









Exhibit 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, J. William Metzger, the Chief Financial Officer of Princeton Media Group, Inc., an Ontario corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934; and

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



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Princeton Media Group, Inc.


We have audited the accompanying balance sheet of Princeton Media Group, Inc. as of December 31, 2003, and the related statement of operations, changes in shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton Media Group, Inc. as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had net losses, cash used in operations, accumulated deficit and working capital deficit of $8,909, $180, $22,792,571 and $726,382 respectively, for the year ended December 31, 2003. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/Sherb & Co., LLP
                                               Certified Public Accountants

Boca Raton, Florida
November 17, 2006


                        INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Princeton Media Group, Inc.

We have audited the accompanying balance sheet of Princeton Media Group, Inc. (the "Company") as of December 31, 2002 and the related statements of operations, changes in shareholders' accumulated deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                             /s/ Holyfield & Thomas, LLC
                                             Certified Public Accountants

West Palm Beach, Florida
April 14, 2003

                           PRINCETON MEDIA GROUP, INC.

                                 Balance Sheet
                               December 31, 2003

                                     Assets


Cash                                         $          18
                                             _____________
Total assets                                 $          18
                                             =============

Liabilities and Shareholders' Deficit

Current liabilities

Accounts payable                             $     229,409
Loans and advances payable                         300,000
Advances payable - related parties                 169,479
Accrued interest                                    27,512
                                              ____________
   Total current liabilities                       726,400
                                             _____________

Shareholders' deficit:

Series A Preference Shares
  No par value, no limit on authorization,
  32,500 issued and outstanding                     28,923
Series C Preference Shares
  No par value, no limit on authorization,
  1,100,000 issued and outstanding                 739,696
Common Stock
  No par value, no limit on authorization,
  4,178,722 issued and outstanding              21,297,570
Accumulated deficit                            (22,792,571)
                                       _____________________
    Total shareholders' deficit                (   726,382)
                                       _____________________
Total liabilities and
   shareholders' deficit                      $         18
                                       =====================


                See accompanying notes to financial statements.


                          PRINCETON MEDIA GROUP, INC.

                           Statements of Operations

                        For the Years Ended December 31,

                                                      2003            2002


Costs and operating expenses:
   Selling and administrative                   $      180      $    22,632
                                              _____________    _____________
       Loss from operations                       (    180)      (   22,632)
                                              _____________    _____________
Other income (expense):
   Interest income                                       -              498
   Interest expense                               (  8,729)      (    8,280)
                                              _____________    _____________
       Total other expense                        (  8,909)      (    7,782)
                                              _____________    _____________
Net loss                                          (  8,909)      (   30,414)

Less: preferred stock dividends                   ( 44,000)      (   44,000)
                                              _____________    _____________

Net loss available to common shareholders        $( 52,909)     $(   74,414)
                                              =============    =============

Weighted average common shares outstanding       4,178,722        4,178,722
                                              =============    =============

Basic and diluted loss per share                 $(   0.01)     $(     0.02)
                                              =============    =============



               See accompanying notes to financial statements.

                            PRINCETON MEDIA GROUP, INC.

                 Statement of Changes in Shareholders' Deficit

                For the Years Ended December 31, 2003 and 2002




                Preferred          Preferred            Common Stock
Deficit        TOTAL
                Series A           Series C

                Shares   Amount    Shares     Amount    Shares     Amount

Balance at      32,500   $28,923   1,100,000  $739,696  4,178,722  $21,297,570
$(22,753,248)  $(687,059)
Dec. 31, 2001

Net Loss
(30,414)    (30,414)

Balance at      32,500   $28,923   1,100,000  $739,696  4,178,722  $21,297,570
$(22,783,662)  $(717,473)
Dec. 31, 2002

Net Loss
(8,909)     (8,909)

Balance at      32,500   $28,923   1,100,000  $739,696  4,178,722  $21,297,570
$(22,792,571)   $(726,382)
Dec. 31, 2003




             See accompanying notes to financial statements.


                        PRINCETON MEDIA GROUP, INC.

                         Statements of Cash Flows

                      For the Years Ended December 31,
                                                      2003            2002

Cash flows from operating activities:
   Net loss                                      $ (   8,909)     $(  30,414)
     Adjustments to reconcile net loss
     to net cash used in operating activities:
      Depreciation                                         -           7,430
     Changes in operating assets and liabilities
      (Increase) decrease in:
          Accrued interest receivable                      -      (     498)
          Increase (decrease) in:
          Accounts payable                                 -           2,581
          Accrued interest payable                     8,729           8,280
        Settlement payable                                 -      (   17,500)
                                                _____________   _____________
      Net cash used in operating activities         (    180)     (   30,121)
                                                _____________   _____________
Cash flows from financing activities:
   Advances from related parties                         130          28,391
                                                _____________   _____________
      Net cash provided by financing activities          130          28,391
                                                _____________   _____________
Net decrease in cash                               (      50)      (   1,730)

Cash, beginning of year                                   68           1,798
                                                _____________   _____________
Cash, end of year                                $        18       $      68
                                                =============   =============

Supplemental cash flow information:

   Interest paid                                 $         -       $       -
                                                =============   =============

   Income taxes paid                             $         -       $       -
                                                =============   =============


               See accompanying notes to financial statements.


                        PRINCETON MEDIA GROUP, INC.

                      NOTES TO FINANCIAL STATEMENTS
                            December 31, 2003

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

                     NOTES TO FINANCIAL STATEMENTS
                          December 31, 2003


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

                      NOTES TO FINANCIAL STATEMENTS
                            December 31, 2003


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


In June 2005, the Emerging Issues Task Force ("EITF") issued EITF 05-2, "The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19".
EITF 05-2 retained the definition of a conventional convertible debt instrument as set forth in EITF 00-19, and which is used in determining certain exemptions to the accounting treatments prescribed under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of "conventional" and determined that convertible preferred stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-2 on July 1, 2005, which did not have an effect on our financial statements.

In July 2005, the FASB issued FASB Staff Position ("FSP") 150-5, "Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares". FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise and warrants on shares that are redeemable or puttable in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. The FSP is effective for the first reporting period beginning after June 30, 2005, with resulting changes to prior period statements reported as the cumulative effect of an accounting change in accordance with the transition provisions of SFAS 150. We adopted the provisions of FSP 150-5 on July 1, 2005, which did not have an effect on our financial statements.

In July 2005, the FASB issued EITF 05-6, "Determining the Amortization period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination", which addressed the amortization

                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2003

period for leasehold improvements made on operating leases acquired significantly after the beginning of the lease. The EITF is effective for leasehold improvements made in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-6 on July 1, 2005, which did not have an impact on the Company's financial position, results of operations and cash flows.

2.  Going Concern and Management's Plans

As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $22,792,571 at December 31, 2003. As detailed in Note 1, the Company has had no operations
since October, 1998.   Management is attempting to locate an acquisition that
would provide stable operations, but there are no agreements to do so as of the date of filing of this report. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Financial Statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

3.  Loans and Advances Payable

As of December 31, 2003, the Company had loans and advances payable with two entities and individuals. These loans and advances do not bear interest and are payable on demand. At December 31, 2003, loans and advances payable to these entities and individuals amounted to $300,000.

4.  Due to Related Parties

As of December 31, 2003, the Company has outstanding amounts due to officers of the Company of $169,479. These amounts bear interest at 5.0% per annum and are due upon demand. Accrued interest was $27,512 as of December 31, 2003.

5.  Income Taxes

There was no provision for income taxes for the years ended December 31, 2003 and 2002, due to the absence of taxable income. There was no current or deferred provision for income taxes for the years ended December 31, 2003 and 2002, due to the loss realized from the disposition of the subsidiaries in 1998. Furthermore, there is no deferred tax asset or liability reflected in the financial statements because those assets with significant temporary differences between income tax and book bases were sold as part of the subsidiaries, and because it is more likely than not that the net operating loss carryforwards will not be realized.

                      NOTES TO FINANCIAL STATEMENTS
                            December 31, 2003


FASB No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance at December 31, 2003 and 2002 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. At December 31, 2003, the Company has available net operating loss carryforwards of approximately $699,960, which expires in 2023. Utilization of these net operating loss carryforwards to offset future taxable income in the United States could be limited in the event of ownership changes pursuant to IRC Section 382.

6.   Capital Stock

A summary of capital stock as of December 31, 2003 is as follows:

                                                     Convertible Preferred
                                         Common      Series A       Series C
Par value                                None        None           None
Shares authorized                        Unlimited   Unlimited      1,100,000
Issued and outstanding                   4,178,722   32,500         1,100,000
Liquidation preference                   3rd         1st            2nd
Liquidation preference per share         -           $1.24          $.80
Total liquidation value                  -           $40,300        $880,000
Total cumulative dividends in arrears    -           $     -        $480,333
Per share arrearage                                  $     -        $    .44

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

            Series C:

These preference shares were redeemable at the option of the Company until January 31, 1998 under certain conditions pertaining to the trading prices of the Company's common shares, and convertible at the option of the holder at

                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2003


any time into common shares of the Company on the basis of 200 Series C shares for one common share (5,500 shares). The conversion ratio is subject to adjustment under certain conditions, including conditions relating to trading prices and subsequent share issues. Holders of Series C preference shares are entitled to receive a cumulative dividend of $.04 per share annually, payable in cash or common shares of the Company. Dividends in arrears totaled $480,333 at December 31, 2003.

      (B)   Stock Options and Warrants

There were no stock options and warrants issued during 2003. There were no outstanding options or warrants as of December 31, 2003 and 2002.

The Company's stock was not actively trading at year end and the Company had no operations. Stock options are considered to have no value at year end.

      (C) Employee Stock Grants and Options

There were no stock options or warrants granted to employees in 2003 and 2002.

7.   Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and short-term borrowings approximate fair value due to the short-term maturity of these financial instruments. There are no long-term debts.

8.   Subsequent Events

There are no material subsequent events that have occurred after the balance sheet date.

                                     28