Form 10QSB
period 2004-09-30
PRINCETON MEDIA GROUP INC
filed 2006-12-18
CIK 814456

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                     -------------------------------------


                                  FORM 10-QSB

      [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Securities registered under Section 12(g) of the Exchange Act as of
September 30, 2004:   Common Stock, no par value.

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

YES  [  ]   NO   [X]






                              TABLE OF CONTENTS

                                                                   Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet (Unaudited) as of September 30, 2004 .........3

         Statements of Operations (Unaudited) for the Three and
           Nine Months Ended September 30, 2004 and 2003 ............4

         Statements of Cash Flows (Unaudited) for the
           Nine Months Ended September 30, 2004 and 2003 ............5

         Notes to Unaudited Financial Statements ....................6

Item 2.  Management's Discussion and Analysis or Plan
           of Operation ............................................12

Item 3.  Controls and Procedures ...................................13

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings.................................13

         Item 2.  Unregistered Sales of Equity Securities and
                  Use of Proceeds ..................................13

         Item 3.  Defaults Upon Senior Securities ..................14

         Item 4.  Submission of Matters to a Vote
                  of Security Holders ..............................14

         Item 5.  Other Information.................................14

         Item 6.  Exhibits..........................................14

         Signatures.................................................14




                          PRINCETON MEDIA GROUP, INC.

                                 Balance Sheet
                              September 30, 2004
                                  (Unaudited)

                                     Assets
Current assets

Cash                                               $           5
                                                          _______

   Total current assets                                        5
                                                          _______

Total assets                                        $          5
                                                          =======

                  Liabilities and Shareholders' Deficit

Current liabilities

Accounts payable                                    $    229,409
Loans and advances payable                               300,000
Advances payable - related parties                       169,571
Accrued interest                                          33,852
                                                         _______

   Total current liabilities                             732,832

Shareholders' deficit:

Series A Preference Shares
  No par value, no limit on authorization,
  32,500 issued and outstanding                           28,923
Series C Preference Shares
  No par value, no limit on authorization,
  1,100,000 issued and outstanding                       739,696
Common stock
  No par value, no limit on authorization,
  4,178,722 issued and outstanding                    21,297,570
Accumulated Deficit                                  (22,799,016)
                                                      __________

    Total shareholders' deficit                      (   732,827)
                                                      __________

Total liabilities and shareholders' deficit         $          5
                                                      ==========

       See accompanying notes to unaudited financial statements.


                        PRINCETON MEDIA GROUP, INC.

                         Statements of Operations
                                (Unaudited)

                           Three Months Ended         Nine Months Ended
                             September 30,              September 30,

                          2004            2003          2004      2003


Revenues               $     -       $       -     $       -   $     -

Costs and operating
  expenses:

  Administrative            30              45           105       135
                        _______        ________      _________  _______
Loss from
  operations            (   30)       (     45)      (   105)  (   135)

Other
  Interest expense      (2,137)         (2,135)      ( 6,340)  ( 6,593)
                        _______        ________       _______   _______

Net loss                (2,167)       (  2,180)      ( 6,445)  ( 6,728)

Less: preferred
  stock dividends     ( 11,000)        (11,000)      (33,000)  (33,000)
                      ________        ________       ________  ________

Net loss available to
common shareholders  $( 13,167)      $( 13,180)     $(39,445) $(39,728)
                      =========       =========      ========  ========


Weighted average
common shares
outstanding           4,178,722      4,178,722     4,178,722  4,178,722
                      =========      =========     =========  =========

Basic and diluted
loss per share      $ (   0.003)   $ (    .003)    $ (   .01) $ (   .01)
                      =========     ==========      ========  =========





          See accompanying notes to unaudited financial statements.




                         PRINCETON MEDIA GROUP, INC.

                          Statements of Cash Flows
                                 (Unaudited)

                                       Nine months ended September 30,
                                                 2004            2003


Cash flows from operating activities:
   Net income (loss)                      $  (  6,445)   $    ( 6,728)
     Adjustments to reconcile net loss
     to net cash used in operating activities

   Changes in assets and liabilities
     Increase in Accrued interest payable       6,340           6,593
                                             _________     ___________
      Net cash used in operating
         activities                           (   105)        (   135)
                                             _________     ___________

Cash flows from financing activities:

      Proceeds from note payable - affiliate       92              70
                                             _________       _________
      Net cash provided by
         financing activities                      92              70
                                             _________       _________

Net decrease in cash                          (    13)        (    65)

Cash, beginning of period                          18              68
                                             _________        ________

Cash, end of period                          $      5      $        3
                                             =========       =========

Supplemental disclosures of cash flow information:

Interest paid                             $         -      $        -
                                             =========       =========

Income taxes paid                         $         -      $        -
                                             =========       =========






          See accompanying notes to unaudited financial statements.




                       PRINCETON MEDIA GROUP, INC.

                NOTES TO UNAUDITED FINANCIAL STATEMENTS
                           September 30, 2004


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


                  NOTES TO UNAUDITED FINANCIAL STATEMENTS
                           September 30, 2004


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

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             September 30, 2004

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

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              September 30, 2004

leasehold improvements made in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-6 on July 1, 2005, which did not have a material impact to the Company's financial position, results of operations and cash flows.

2.  Going Concern and Management's Plans

As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $22,799,016 at September 30, 2004. As detailed in Note 1, the Company has had no operations since October, 1998. Management is attempting to locate an acquisition that would provide stable operations, but there are no agreements to do so as of the date of filing of this report. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Financial Statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

3.  Loans and Advances Payable

As of September 30, 2004, the Company had loans and advances payable with two entities and individuals. These loans and advances do not bear interest and are payable on demand. At September 30, 2004, loans and advances payable to these entities and individuals amounted to $300,000.

4.  Due to Related Parties

As of September 30, 2004, the Company has outstanding amounts due to officers of the Company of $169,571. These amounts bear interest at 5.0% per annum and are due upon demand. Accrued interest was $33,852 as of September 30, 2004.

5.   Capital Stock

A summary of capital stock as of September 30, 2004 is as follows:
                                                     Convertible Preferred
                                         Common      Series A       Series C

Par value                                None        None           None
Shares authorized                        Unlimited   Unlimited      1,100,000
Issued and outstanding                   4,178,722   32,500         1,100,000
Liquidation preference                   3rd         1st            2nd
Liquidation preference per share         -           $1.24          $.80
Total liquidation value                  -           $40,300        $880,000
Total cumulative dividends in arrears    -           $     -        $513,333
Per share arrearage                                  $     -        $    .44

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2004

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

            Series C:

These preference shares were redeemable at the option of the Company until January 31, 1998 under certain conditions pertaining to the trading prices of the Company's common shares, and convertible at the option of the holder at any time into common shares of the Company on the basis of 200 Series C shares for one common share (5,500 shares). The conversion ratio is subject to adjustment under certain conditions, including conditions relating to trading prices and subsequent share issues. Holders of Series C preference shares are entitled to receive a cumulative dividend of $.04 per share annually, payable in cash or common shares of the Company. Dividends in arrears totaled $513,333 at September 30, 2004.

      (B)   Stock Options and Warrants

There were no stock options and warrants issued during 2004. There were no outstanding options or warrants as of September 30, 2004.

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




                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             September 30, 2004


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

General

We are filing this quarterly report for September 30, 2004 on Form 10-QSB late. Information contained herein is as of the third quarter of 2004 and, in some instances, as of the latest practicable date for these items.

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

The nine months ended September 30, 2004 compared to the nine months ended September 30, 2003:

There were no revenues for the nine months ended September 30, 2004 or for the nine months ended September 30, 2003.

Selling, general and administrative expenses consisting of bank fees for the nine months ended September 30, 2004 were $105 compared to $135 for the nine months ended September 30, 2003.

Net loss for the nine months ended September 30, 2004 and 2003 were $6,445 and $6,728, respectively, comprised of interest accruals and bank fees.

Liquidity and Capital Resources

Liquidity and capital resources are discussed in three broad categories: operating activities, investing activities and financing activities.

During the nine-month period ending September 30, 2004, accrued interest of $6,340 was expensed, compared with $6,593 during the same period during 2003.

Cash decreased $13 to $5 at September 30, 2004 from $18 at December 31, 2003. Net cash used in operating activities consisting of bank fees was $105 during the nine months ended September 30, 2004 compared to $135 during the nine months ended September 30, 2003.

During the nine-month periods ending September 30, 2004 and 2003, there was no net cash provided by or used in investing activities.

During the nine months ended September 30, 2004, net cash provided by financing activities was $92 compared to $70 net cash provided by financing activities during the nine months ended September 30, 2003. The cash provided by financing activities is a result of the advances made by related parties to cover minimal operating expenses.

Item 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2004, the Company's management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out by James J. McNamara, the Company's Chief Executive Officer, and J. William Metzger, the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2004, the Company's disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic SEC reports.

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

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph
(d) of Rule 13a-15 under the Exchange Act with respect to the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                        PRINCETON MEDIA GROUP, INC.
                                        /s/ James J. McNamara
                                        By: James J. McNamara,
                                        Chairman of the Board and
                                        Acting Chief Executive Officer

                                        /s/ J. William Metzger
                                        By: J. William Metzger,
                                        Chief Financial Officer



Exhibit 31.1

                 CERTIFICATION BY CHIEF EXECUTIVE OFFICER
                    PURSUANT TO 18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Princeton Media Group, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James J. McNamara, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202, that:

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


                                    Date: December 18, 2006


                                    By: /s/ James J. McNamara
                                    ------------------------------
                                    James J. McNamara
                                    Chief Executive Officer



Exhibit 31.2

                   CERTIFICATION BY CHIEF FINANCIAL OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Princeton Media Group, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. William Metzger, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202, that:

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

                                           By: /s/ J. William Metzger
                                           --------------------------
                                           J. William Metzger
                                           Chief Financial Officer




Exhibit 31.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, James J. McNamara, the Chief Executive Officer of Princeton Media Group, Inc., an Ontario corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934; and

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


Exhibit 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, J. William Metzger, the Chief Financial Officer of Princeton Media Group, Inc., an Ontario corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934; and

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