Form 10QSB
period 2005-09-30
PRINCETON MEDIA GROUP INC
filed 2006-12-18
CIK 814456

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                     -------------------------------------

                                FORM 10-QSB

      [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Securities registered under Section 12(g) of the Exchange Act as of
September 30, 2005:   Common Stock, no par value.

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

YES  [  ]   NO   [X]



                              TABLE OF CONTENTS

                                                                    Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet (Unaudited) as of September 30, 2005 .........3

         Statements of Operations (Unaudited) for the Three and
           Nine Months Ended September 30, 2005 and 2004 ............4

         Statements of Cash Flows (Unaudited) for the
           Nine Months Ended September 30, 2005 and 2004 ............5

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

         Item 4.  Submission of Matters to a Vote
                  of Security Holders ..............................14

         Item 5.  Other Information.................................14

         Item 6.  Exhibits..........................................14

         Signatures.................................................14














                           PRINCETON MEDIA GROUP, INC.

                                 Balance Sheet
                              September 30, 2005
                                  (Unaudited)

                                    Assets


Current assets

Cash                                               $          -0-
                                                          _______

   Total current assets                                       -0-
                                                          _______

Total assets                                        $         -0-
                                                          =======

                  Liabilities and Shareholders' Deficit

Current liabilities

Accounts payable                                    $    229,419
Loans and advances payable                               300,000
Advances payable - related parties                       169,731
Accrued interest                                          42,334
                                                         _______

   Total current liabilities                             741,484

Shareholders' deficit:

Series A Preference Shares
  No par value, no limit on authorization,
  32,500 issued and outstanding                           28,923
Series C Preference Shares
  No par value, no limit on authorization,
  1,100,000 issued and outstanding                       739,696
Common stock
  No par value, no limit on authorization,
  4,178,722 issued and outstanding                    21,297,570
Accumulated Deficit                                  (22,807,673)
___________

    Total shareholders' deficit                      (   741,484)
                                                      ___________

Total liabilities and shareholders' deficit         $         -0-
                                                      ===========


       See accompanying notes to unaudited financial statements.

                         PRINCETON MEDIA GROUP, INC.

                          Statements of Operations
                                (Unaudited)


                               Three Months Ended        Nine Months Ended
                                 September 30,              September 30,

                              2005           2004          2005       2004


Revenues                $       -      $        -     $       -  $       -

Costs and operating
  expenses:

  Administrative               55              30           130        105
                           _______        ________      _________   _______
Loss from
  operations               (   55)       (     30)      (   130)   (   105)

Other
  Interest expense         (2,139)         (2,137)      ( 6,345)   ( 6,340)
                           _______        ________       _______    _______

Net loss                   (2,194)       (  2,167)      ( 6,475)   ( 6,445)

Less: preferred
  stock dividends        ( 11,000)        (11,000)      (33,000)   (33,000)
                         _________       _________      ________   ________

Net loss available to
common shareholders     $( 13,194)      $( 13,167)     $(39,475)  $(39,445)
                         =========       =========      ========  =========


Weighted average
common shares
outstanding              4,178,722      4,178,722     4,178,722  4,178,722
                         =========      =========     =========  =========

Basic and diluted
loss per share          $(    .003)    $(    .003)    $  (  .01) $ (   .01)
                         =========      =========     =========  =========







           See accompanying notes to unaudited financial statements.



                          PRINCETON MEDIA GROUP, INC.

                           Statements of Cash Flows
                                  (Unaudited)


                                       Nine months ended September 30,
                                                2005           2004


Cash flows from operating activities:
   Net loss                                 $(  6,475)     $  ( 6,445)
     Adjustments to reconcile net loss
     to net cash used in operating activities

   Changes in assets and liabilities
     Increase in accounts payable -
          bank overdraft                           10               -
     Increase in accrued interest payable       6,345           6,340
                                             _________     ___________
      Net cash used in operating
         activities                           (   120)        (   105)
                                             _________     ___________

Cash flows from financing activities:

      Proceeds from note payable - affiliate      115              92
                                             _________       ________
      Net cash provided by
         financing activities                     115              92
                                             _________       ________

Net decrease in cash                          (     5)        (    13)

Cash, beginning of period                           5              18
                                             _________        ________

Cash, end of period                          $     -0-       $      5
                                             =========       =========

Supplemental disclosures of cash flow information:

Interest paid                                $      -        $      -
                                             =========       =========

Income taxes paid                            $      -        $      -
                                             =========       =========



          See accompanying notes to unaudited financial statements.


                        PRINCETON MEDIA GROUP, INC.

                NOTES TO UNAUDITED FINANCIAL STATEMENTS
                           September 30, 2005


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


                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              September 30, 2005


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


                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                            September 30, 2005

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


                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              September 30, 2005

leasehold improvements made in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-6 on July 1, 2005, which did not have a material impact to the Company's financial position, results of operations and cash flows.

2.  Going Concern and Management's Plans

As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $22,807,673 at September 30, 2005. As detailed in Note 1, the Company has had no operations since October, 1998. Management is attempting to locate an acquisition that would provide stable operations, but there are no agreements to do so as of the date of filing of this report. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Financial Statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

3.  Loans and Advances Payable

As of September 30, 2005, the Company had loans and advances payable with two entities and individuals. These loans and advances do not bear interest and are payable on demand. At September 30, 2005, loans and advances payable to these entities and individuals amounted to $300,000.

4.  Due to Related Parties

As of September 30, 2005, the Company has outstanding amounts due to officers of the Company of $169,731. These amounts bear interest at 5.0% per annum and are due upon demand. Accrued interest was $42,334 as of September 30, 2005.

5.   Capital Stock

A summary of capital stock as of September 30, 2005 is as follows:
                                                     Convertible Preferred
                                         Common      Series A       Series C

Par value                                None        None           None
Shares authorized                        Unlimited   Unlimited      1,100,000
Issued and outstanding                   4,178,722   32,500         1,100,000
Liquidation preference                   3rd         1st            2nd
Liquidation preference per share         -           $1.24          $.80
Total liquidation value                  -           $40,300        $880,000
Total cumulative dividends in arrears    -           $     -        $557,333
Per share arrearage                                  $     -        $    .44


                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              September 30, 2005

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

            Series C:

These preference shares were redeemable at the option of the Company until January 31, 1998 under certain conditions pertaining to the trading prices of the Company's common shares, and convertible at the option of the holder at any time into common shares of the Company on the basis of 200 Series C shares for one common share (5,500 shares). The conversion ratio is subject to adjustment under certain conditions, including conditions relating to trading prices and subsequent share issues. Holders of Series C preference shares are entitled to receive a cumulative dividend of $.04 per share annually, payable in cash or common shares of the Company. Dividends in arrears totaled $557,333 at September 30, 2005.

      (B)   Stock Options and Warrants

There were no stock options and warrants issued during 2005. There were no outstanding options or warrants as of September 30, 2005.

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




                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              September 30, 2005


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

General

We are filing this quarterly report for September 30, 2005 on Form 10-QSB late. Information contained herein is as of the third quarter of 2005 and, in some instances, as of the latest practicable date for these items.

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

The nine months ended September 30, 2005 compared to the nine months ended September 30, 2004:

There were no revenues for the nine months ended September 30, 2005 or for the nine months ended September 30, 2004.

Selling, general and administrative expenses consisting of bank fees for the nine months ended September 30, 2005 were $130 compared to $105 for the nine months ended September 30, 2004.

Net loss for the nine months ended September 30, 2005 and 2004 were $6,475 and $6,445, comprised of interest accruals and bank fees.

Liquidity and Capital Resources

Liquidity and capital resources are discussed in three broad categories: operating activities, investing activities and financing activities.

During the nine-month period ending September 30, 2005, accrued interest of $6,345 was expensed, compared with $6,340 during the same period during 2004.

Cash decreased $5 to $-0- at September 30, 2005 from $5 at December 31, 2004. Net cash used in operating activities consisting of bank fees was $120 during the nine months ended September 30, 2005 compared to $105 during the nine months ended September 30, 2004, resulting in a difference of $15, consisting primarily of a $10 bank overdraft during the third quarter of 2005.

During the nine-month periods ending September 30, 2005 and 2004, there was no net cash provided by or used in investing activities.

During the nine months ended September 30, 2005, net cash provided by financing activities was $115 compared to $92 net cash provided by financing activities during the nine months ended September 30, 2004. The cash provided by financing activities is a result of the advances made by related parties to cover minimal operating expenses.


Item 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2005, the Company's management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out by James J. McNamara, the Company's Chief Executive Officer, and J. William Metzger, the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005, the Company's disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic SEC reports.

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

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph
(d) of Rule 13a-15 under the Exchange Act with respect to the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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






8