Form 10KSB
period 2005-12-31
PRINCETON MEDIA GROUP INC
filed 2006-12-18
CIK 814456

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                        ----------------------------------

                                   FORM 10-KSB


      [ X ]            ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Securities registered under Section 12(g) of the Exchange Act as of December 31, 2005: Common Stock, no par value.

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average closing bid and ask prices of such stock on December 31, 2005, was $0.00.

The number of shares outstanding of the issuer's common stock, no par value, as of December 15, 2006 was 4,178,722.

Transitional Small Business Disclosure Format (check one):

Yes  [ ]        No  [ X ]



                           PRINCETON MEDIA GROUP, INC.
                                   FORM 10-KSB
                      For the Year Ended December 31, 2005

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



                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

We are filing this annual report for 2005 on Form 10-KSB late. Information contained herein is as of the end of 2005 and, in some instances, as of the latest practicable date for these items.

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

The Company suffered net losses in recent years resulting in an accumulated deficit of $22,809,838 at December 31, 2005, which is higher at this point. Since our inception we have disposed of our most significant subsidiary through bankruptcy, have been subject to lawsuits, used most of our available cash to conduct our operating activities. The Company will continue to incur losses until after it commences sales.

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

Our independent auditors issued a qualified report on their audit of our financial statements for the years ended December 31, 2000, 2001, 2002, 2003, 2004 and 2005. Their report contains as explanatory paragraph and footnote in which they state that our history of recurring losses and lack of revenues raise substantial doubt regarding our ability to continue as a going concern.

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

As of December 31, 2005, there were 4,178,722 shares of common stock outstanding. As of December 31, 2005, there were 581 holders of record and approximately 750 beneficial holders of the common stock.

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


The year ended December 31, 2005, compared to the year ended December 31, 2004:

There was no revenue in 2005 or 2004. During 2005, operating activities were restricted to administrative costs of $155 expended to maintain the Company's bank account. This compares with $150 expended during the year ended December 31, 2004.

Net loss for the year ended December 31, 2005 was $8,639 compared to the prior year in which net loss was $8,627.


LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2005, there was $8,484 accrued in interest expense compared with $8,477 in interest expense accrued during the prior year. Interest expense is primarily related to loans made by the Chairman of the Board of the Company and the Company's Chief Financial Officer ("Related Parties").

Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

Cash decreased to $-0- at December 31, 2005 from $5 at December 31, 2004.

During the year ended December 31, 2005, net cash used in operating activities was $155 compared to the year ended December 31, 2004, in which net cash used in operating activities was $150 representing an increase of $5.

During the year ended December 31, 2005, net cash provided by financing activities was $150 compared to $137 in the prior year, representing an increase of $13.

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

ITEM 7.   FINANCIAL STATEMENTS

The following financial statements are included in this Annual Report following Item 14:


      INDEX TO  FINANCIAL STATEMENTS

      Report of Independent
        Registered Public Accounting Firm                      F-1

      Balance Sheet December 31, 2005                          F-2

      Statements of Operations
        For the Years Ended December 31, 2005 and 2004         F-3

      Statement of Changes in Shareholders' Deficit            F-4

      Statements of Cash Flows
        For the Years Ended December 31, 2005 and 2004         F-5

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



                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information concerning the directors, executive officers and significant employees as of December 31, 2005:

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2005, James J. McNamara, CEO and Chairman of the Company, and J. William Metzger, Chief Financial Officer of the Company, as a result of additional advances provided by them during 2005, have loaned the Company a total of $169,776 for administrative expenses pursuant to a note from the Company which bears interest at 5%; accrued interest as of December 31, 2005 was $44,473.



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


                                             PRINCETON MEDIA GROUP, INC.
                                             /s/ James J. McNamara
                                             By: James J. McNamara,
                                             Chairman of the Board and
                                             Acting Chief Executive Officer

                                             /s/ J. William Metzger
                                             By: J. William Metzger,
                                             Chief Financial Officer




Exhibit 31.1

                   CERTIFICATION BY CHIEF EXECUTIVE OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Princeton Media Group, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James J. McNamara, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                         Date: December 18, 2006

                                         By: /s/  James J. McNamara
                                         -----------------------------------
                                         James J. McNamara
                                         Chief Executive Officer


Exhibit 31.2

                   CERTIFICATION BY CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                              AS ADOPTED PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Princeton Media Group, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. William Metzger, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                               Date: December 18, 2006

                                               By: /s/ J. William Metzger
                                               -----------------------------
                                               J. William Metzger
                                               Chief Financial Officer


Exhibit 32.1
                     CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                        PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, James J. McNamara, the Chief Executive Officer of Princeton Media Group, Inc., an Ontario corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934; and

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







Exhibit 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, J. William Metzger, the Chief Financial Officer of Princeton Media Group, Inc., an Ontario corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934; and

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


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Princeton Media Group, Inc.


We have audited the accompanying balance sheets of Princeton Media Group, Inc. as of December 31, 2005 and 2004, and the related statement of operations, shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton Media Group, Inc. as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had net losses, cash used in operations, accumulated deficit and working capital deficit of $8,639, $155, $22,809,838 and $743,649 respectively, for the year ended December 31, 2005. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   /s/Sherb & Co., LLP
                                                   Certified Public Accountants
Boca Raton, Florida
November 17, 2006


                                       F-1

                          PRINCETON MEDIA GROUP, INC.

                                 Balance Sheet
                               December 31, 2005

                                     Assets


Cash                                               $          -0-
                                                   ______________
Total assets                                       $          -0-
                                                   ==============


                  Liabilities and Shareholders' Deficit

Current liabilities

Accounts payable                                   $     229,409
Loans and advances payable                               300,000
Advances payable - related parties                       169,766
Accrued interest                                          44,473
                                                   ______________
   Total current liabilities                             743,649
                                                   ______________

Shareholders' deficit:

Series A Preference Shares
  No par value, no limit on authorization,
  32,500 issued and outstanding                           28,923
Series C Preference Shares
  No par value, no limit on authorization,
  1,100,000 issued and outstanding                       739,696
Common Stock
  No par value, no limit on authorization,
  4,178,722 issued and outstanding                    21,297,570
Accumulated deficit                                  (22,809,838)
                                                  _______________
    Total shareholders'deficit                       (   743,649)
                                                  _______________
Total liabilities and shareholders' deficit         $         -0-
                                                  ===============


               See accompanying notes to financial statements.


                                     F-2



                         PRINCETON MEDIA GROUP, INC.

                          Statements of Operations

                      For the Years Ended December 31,



                                                      2005             2004

Costs and operating expenses:
   Selling and administrative                   $      155      $       150
                                               _____________    ____________
       Loss from operations                       (    155)      (      150)
                                               _____________    ____________
Other income (expense):

   Interest expense                               (  8,484)      (    8,477)
                                               _____________    ____________
       Total other expense                        (  8,484)      (    8,477)
                                               _____________    ____________
Net loss                                          (  8,639)      (    8,627)

Less: preferred stock dividends                   ( 44,000)      (   44,000)
                                               _____________    ____________

Net loss available to common shareholders      	 $( 52,639)     $(   52,627)
                                               =============    ============

Weighted average common shares outstanding       4,178,722        4,178,722
                                               =============    ============

Basic and diluted loss per share                 $(   0.01)     $(     0.01)
                                               =============    ============


              See accompanying notes to financial statements.


                                     F-3





                          PRINCETON MEDIA GROUP, INC.

               Statement of Changes in Shareholders' Deficit

               For the Years Ended December 31, 2005 and 2004


               Preferred         Preferred           Common Stock
Deficit         TOTAL
               Series A          Series C

               Shares  Amount    Shares    Amount    Shares    Amount


Balance at     32,500  $28,923   1,100,000 $739,696  4,178,722 $21,297,570
$(22,792,571  $(726,382)
Dec. 31, 2003

Net Loss
(8,627)     (8,627)

Balance at     32,500  $28,923   1,100,000 $739,696  4,178,722 $21,297,570
$(22,801,198) $(735,009)
Dec. 31, 2004

Net Loss
(8,639)    (8,639)

Balance at     32,500  $28,923   1,100,000 $739,696  4,178,722 $21,297,570
$(22,809,838) $(743,649)
Dec. 31, 2005




               See accompanying notes to financial statements.

                                      F-4






                         PRINCETON MEDIA GROUP, INC.

                          Statements of Cash Flows

                      For the Years Ended December 31,


                                                        2005            2004

Cash flows from operating activities:
   Net loss                                      $ (   8,639)     $(   8,627)
     Changes in operating assets and liabilities
        Increase (decrease) in:
        Accrued interest payable                       8,484           8,476
                                                 ____________     ___________
      Net cash used in operating activities         (    155)     (      150)
                                                 ____________     ___________
Cash flows from financing activities:
   Advances from related parties                         150             137
                                                 ____________     ___________
      Net cash provided by financing activities          150             137
                                                 ____________     ___________
Net decrease in cash                               (       5)      (      13)

Cash, beginning of year                                    5              18
                                                _____________     ___________
Cash, end of year                                $        -0-      $       5
                                                =============     ===========

Supplemental cash flow information:

   Interest paid                                 $         -       $       -
                                                =============    ============

   Income taxes paid                             $         -       $       -
                                                =============    ============



                 See accompanying notes to financial statements.

                                      F-5


                         PRINCETON MEDIA GROUP, INC.

                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2005

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

                       NOTES TO FINANCIAL STATEMENTS
                            December 31, 2005


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

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


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

                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2005

period for leasehold improvements made on operating leases acquired significantly after the beginning of the lease. The EITF is effective for leasehold improvements made in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-6 on July 1, 2005, which did not have an impact on the Company's financial position, results of operations and cash flows.

2.  Going Concern and Management's Plans

As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $22,809,838 at December 31, 2005. As detailed in Note 1, the Company has had no operations since October, 1998. Management is attempting to locate an acquisition that would provide stable operations, but there are no agreements to do so as of the date of filing of this report. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Financial Statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

3.  Loans and Advances Payable

As of December 31, 2005, the Company had loans and advances payable with two entities and individuals. These loans and advances do not bear interest and are payable on demand. At December 31, 2005, loans and advances payable to these entities and individuals amounted to $300,000.

4.  Due to Related Parties

As of December 31, 2005, the Company has outstanding amounts due to officers of the Company of $169,766. These amounts bear interest at 5.0% per annum and are due upon demand. Accrued interest was $44,473 as of December 31, 2005.

5.  Income Taxes

There was no provision for income taxes for the years ended December 31, 2005 and 2004, due to the absence of taxable income. There was no current or deferred provision for income taxes for the years ended December 31, 2005 and 2004, due to the loss realized from the disposition of the subsidiaries in 1998. Furthermore, there is no deferred tax asset or liability reflected in the financial statements because those assets with significant temporary differences between income tax and book bases were sold as part of the subsidiaries, and because it is more likely than not that the net operating loss carryforwards will not be realized.

                          NOTES TO FINANCIAL STATEMENTS
                               December 31, 2005

FASB No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance at December 31, 2005 and 2004 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. At December 31, 2005, the Company has available net operating loss carryforwards of approximately $699,960, which expires in 2023. Utilization of these net operating loss carryforwards to offset future taxable income in the United States could be limited in the event of ownership changes pursuant to IRC Section 382.

6.   Capital Stock

A summary of capital stock as of December 31, 2005 is as follows:
                                                     Convertible Preferred
                                         Common      Series A       Series C
Par value                                None        None           None
Shares authorized                        Unlimited   Unlimited      1,100,000
Issued and outstanding                   4,178,722   32,500         1,100,000
Liquidation preference                   3rd         1st            2nd
Liquidation preference per share         -           $1.24          $.80
Total liquidation value                  -           $40,300        $880,000
Total cumulative dividends in arrears    -           $     -        $568,333
Per share arrearage                                  $     -        $    .44

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

            Series C:

These preference shares were redeemable at the option of the Company until January 31, 1998 under certain conditions pertaining to the trading prices of the Company's common shares, and convertible at the option of the holder at

                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2005


any time into common shares of the Company on the basis of 200 Series C shares for one common share (5,500 shares). The conversion ratio is subject to adjustment under certain conditions, including conditions relating to trading prices and subsequent share issues. Holders of Series C preference shares are entitled to receive a cumulative dividend of $.04 per share annually, payable in cash or common shares of the Company. Dividends in arrears totaled $568,333 at December 31, 2005.

      (B)   Stock Options and Warrants

There were no stock options and warrants issued during 2005. There were no outstanding options or warrants as of December 31, 2005 and 2004.

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

1