Form 10QSB
period 2006-03-31
PRINCETON MEDIA GROUP INC
filed 2006-12-18
CIK 814456

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                     -------------------------------------

                                  FORM 10-QSB


      [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Securities registered under Section 12(g) of the Exchange Act as of March 31, 2006: Common Stock, no par value.

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

YES  [  ]   NO   [X]







                             TABLE OF CONTENTS

                                                                   Page

PART I   FINANCIAL INFORMATION

         Balance Sheet (Unaudited) as of March 31, 2006 .............3

         Statements of Operations (Unaudited) for the
           Three Months Ended March 31, 2006 and 2005 ...............4

         Statements of Cash Flows (Unaudited) for the
           Three Months Ended March 31, 2006 and 2005 ...............5

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

         Item 4.  Submission of Matters to a Vote
                  of Security Holders ..............................14

         Item 5.  Other Information.................................14

         Item 6.  Exhibits..........................................14

         Signatures.................................................14















                          PRINCETON MEDIA GROUP, INC.

                                 Balance Sheet
                                March 31, 2006
                                  (Unaudited)

                                     Assets

Current assets

Cash                                                     $        -0-
                                                           __________

   Total current assets                                           -0-
                                                           __________

Total assets                                             $        -0-
                                                           ==========

                    Liabilities and Shareholders' Deficit

Current liabilities:
Accounts payable                                         $   229,410
Loans and advances payable                                   300,000
Advances payable - related parties                           169,766
Accrued interest                                              46,566
                                                             _______

   Total current liabilities                                 745,742

Shareholders' deficit:
Series A Preference Shares
  No par value, no limit on authorization,
  32,500 issued and outstanding                               28,923
Series C Preference Shares
  No par value, no limit on authorization,
  1,100,000 issued and outstanding                           739,696
Common stock
  No par value, no limit on authorization,
  4,178,722 issued and outstanding                        21,297,570
Accumulated Deficit                                      (22,811,931)
                                                         ____________
    Total shareholders' deficit                          (   745,742)
                                                         ____________

Total liabilities and shareholders' deficit             $         -0-
                                                         ============





          See accompanying notes to unaudited financial statements.

                          PRINCETON MEDIA GROUP, INC.

                           Statements of Operations
            For the Three Months Ended March 31, 2006 and 2005
                                  (Unaudited)

                                                  2006             2005

Revenues                                     $       -       $        -

Costs and operating expenses:
   Administrative                                   -0-              30
                                                _______          _______

      Loss from operations                     (    -0-)         (   30)

Other expense
   Interest expense                            ( 2,093)          (2,091)
                                               ________         ________

Net loss                                       ( 2,093)          (2,121)

Less: preferred stock dividends               ( 11,000)         (11,000)
                                              _________        _________

Net loss available to common shareholders    $( 13,093)      $(  13,121)
                                             ==========       ==========

Weighted average common shares outstanding   4,178,722         4,178,722
                                             ==========       ==========

Basic and diluted loss per share             $(  0.003)      $ (   .003)
                                             ==========        =========
















           See accompanying notes to unaudited financial statements.



                          PRINCETON MEDIA GROUP, INC.

                           Statements of Cash Flows
             For the Three Months Ended March 31, 2006 and 2005
                                 (Unaudited)


                                                2006             2005

Cash flows from operating activities:
   Net loss                               $   (2,093)     $    (2,121)
     Adjustments to reconcile net loss
     to net cash used in operating activities
Changes in assets and liabilities
      Increase in accrued interest payable     2,093            2,091
                                               ______          _______
      Net cash used in
      operating activities                     (  -0-)         (   30)
                                               ______          _______

Cash flows from financing activities:
   Proceeds from notes payable                    -0-              25
                                               _____            ______
      Net cash provided by
         financing activities                     -0-              25
                                               ______           _______

Net decrease in cash                           (  -0-)         (    5)

Cash, beginning of period                         -0-               5
                                               ______            _____

Cash, end of period                       $       -0-      $       -0-
                                              =======            =====

Supplemental disclosures of cash flow information:


Interest paid                             $        -       $        -
                                              =======            =====

Income taxes paid                         $        -       $        -
                                              =======            =====









           See accompanying notes to unaudited financial statements.



                         PRINCETON MEDIA GROUP, INC.

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               March 31, 2006


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


                  NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              March 31, 2006


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

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              March 31, 2006

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


                  NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               March 31, 2006

leasehold improvements made in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-6 on July 1, 2005, which did not have a material impact to the Company's financial position, results of operations and cash flows.

2.  Going Concern and Management's Plans

As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $22,811,931 at March 31, 2006. As detailed in Note 1, the Company has had no operations
since October, 1998.   Management is attempting to locate an acquisition that
would provide stable operations, but there are no agreements to do so as of the date of filing of this report. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Financial Statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

3.  Loans and Advances Payable

As of March 31, 2006, the Company had loans and advances payable with two entities and individuals. These loans and advances do not bear interest and are payable on demand. At March 31, 2006, loans and advances payable to these entities and individuals amounted to $300,000.

4.  Due to Related Parties

As of March 31, 2006, the Company has outstanding amounts due to officers of the Company of $169,766. These amounts bear interest at 5.0% per annum and are due upon demand. Accrued interest was $46,566 as of March 31, 2006.

5.   Capital Stock

A summary of capital stock as of March 31, 2006 is as follows:
                                                     Convertible Preferred
                                         Common      Series A       Series C

Par value                                None        None           None
Shares authorized                        Unlimited   Unlimited      1,100,000
Issued and outstanding                   4,178,722   32,500         1,100,000
Liquidation preference                   3rd         1st            2nd
Liquidation preference per share         -           $1.24          $.80
Total liquidation value                  -           $40,300        $880,000
Total cumulative dividends in arrears    -           $     -        $579,333
Per share arrearage                                  $     -        $    .44




                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 2006

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

            Series C:

These preference shares were redeemable at the option of the Company until January 31, 1998 under certain conditions pertaining to the trading prices of the Company's common shares, and convertible at the option of the holder at any time into common shares of the Company on the basis of 200 Series C shares for one common share (5,500 shares). The conversion ratio is subject to adjustment under certain conditions, including conditions relating to trading prices and subsequent share issues. Holders of Series C preference shares are entitled to receive a cumulative dividend of $.04 per share annually, payable in cash or common shares of the Company. Dividends in arrears totaled $579,333 at March 31, 2006.

      (B)   Stock Options and Warrants

There were no stock options and warrants issued during 2006 or 2005. There were no outstanding options or warrants as of March 31, 2006.

The Company's stock was not actively trading at year end and the Company had no operations. Stock options are considered to have no value at year end.

      (C) Employee Stock Grants and Options

There were no stock options or warrants granted to employees in 2006 and 2005.

6.   Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and short-term borrowings approximate fair value due to the short-term maturity of these financial instruments. There are no long-term debts.




                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                March 31, 2006


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

General

We are filing this quarterly report for March 31, 2006 on Form 10-QSB late. Information contained herein is as of the first quarter of 2006 and, in some instances, as of the latest practicable date for these items.

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

The quarter ended March 31, 2006 compared to the quarter ended March 31, 2005:

There were no revenues during either the quarter ended March 31, 2006 or the quarter ended March 31, 2005.

There were no operating expenses in the quarter ended March 31, 2006, compared with $30 in the quarter ended March 31, 2005, which were for bank charges.

Net loss for the quarter ended March 31, 2006 was $2,093. Net loss for the quarter ended March 31, 2005 was $2,121. The losses reflect accrued interest and bank charges.

Liquidity and Capital Resources

During the quarter ended March 31, 2006, interest charged to operations was $2,093. During the quarter ended March 31, 2005, interest charged to operations was $2,091.

Liquidity and capital resources are discussed in three broad categories: operating activities, investing activities and financing activities.

Cash remained unchanged at $-0- at March 31, 2006 from $-0- at December 31, 2005. Net cash used by operating activities was $-0- in the quarter ended March 31, 2006 and $30 in the quarter ended March 31, 2005. The cash used represents bank charges.

During the quarters ended March 31, 2006 and March 31, 2005, there was no net cash provided by or used in investing activities.

There were no financing activities during the quarter ended March 31, 2006, compared with $25 net cash provided by financing activities during the quarter ended March 31, 2005.

Item 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2006, the Company's management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out by James J. McNamara, the Company's Chief Executive Officer, and J. William Metzger, the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006, the Company's disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic SEC reports.

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

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph
(d) of Rule 13a-15 under the Exchange Act with respect to the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

         None.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3:  Defaults Upon Senior Securities

         None.

Item 4:  Submissions of Matters to a Vote of Security Holders

         None

Item 5:  Certain Relationships and Related Transactions

The Company shares corporate headquarters office space with a third party related by common directorship. During 2006 and 2005, certain related parties have advanced amounts to the Company at nominal interest rates to cover maintenance costs during the period that management of the Company is seeking new operations.

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


                                        PRINCETON MEDIA GROUP, INC.
                                        /s/ James J. McNamara
                                        By: James J. McNamara,
                                        Chairman of the Board and
                                        Acting Chief Executive Officer

                                        /s/ J. William Metzger
                                        By: J. William Metzger,
                                        Chief Financial Officer



Exhibit 31.1

                CERTIFICATION BY CHIEF EXECUTIVE OFFICER
                    PURSUANT TO 18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
             SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Princeton Media Group, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James J. McNamara, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202, that:

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


                                           By: /s/ J. William Metzger
                                           --------------------------
                                           J. William Metzger
                                           Chief Financial Officer




Exhibit 31.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, James J. McNamara, the Chief Executive Officer of Princeton Media Group, Inc., an Ontario corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934; and

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


Exhibit 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, J. William Metzger, the Chief Financial Officer of Princeton Media Group, Inc., an Ontario corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934; and

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






2