Form 10QSB
period 2006-06-30
PRINCETON MEDIA GROUP INC
filed 2006-12-18
CIK 814456

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                     -------------------------------------

                                  FORM 10-QSB

      [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Securities registered under Section 12(g) of the Exchange Act as of June 30, 2006: Common Stock, no par value.

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

YES  [  ]   NO   [X]





                            TABLE OF CONTENTS

                                                                   Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet (Unaudited) as of June 30, 2006 ..............3

         Statements of Operations (Unaudited) for the Three and
           Six Months Ended June 30, 2006 and 2005 ..................4

         Statements of Cash Flows (Unaudited) for the
           Six Months Ended June 30, 2006 and 2005 ..................5

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

         Item 4.  Submission of Matters to a Vote
                  of Security Holders ..............................14

         Item 5.  Other Information.................................14

         Item 6.  Exhibits..........................................14

         Signatures.................................................14












                          PRINCETON MEDIA GROUP, INC.

                                 Balance Sheet
                                 June 30, 2006
                                  (Unaudited)

                                     Assets

Current assets

Cash                                               $          -0-
                                                              ___
   Total current assets                                       -0-
                                                              ___

Total assets                                        $         -0-
                                                              ===

                  Liabilities and Shareholders' Deficit

Current liabilities

Accounts payable                                    $    229,409
Loans and advances payable                               300,000
Advances payable - related parties                       169,766
Accrued interest                                          48,683
                                                         _______

   Total current liabilities                             747,858

Shareholders' deficit:

Series A Preference Shares
  No par value, no limit on authorization,
  32,500 issued and outstanding                           28,923
Series C Preference Shares
  No par value, no limit on authorization,
  1,100,000 issued and outstanding                       739,696
Common stock
  No par value, no limit on authorization,
  4,178,722 issued and outstanding                    21,297,570
Accumulated Deficit                                  (22,814,047)
                                                     ____________

    Total shareholders' deficit                      (   747,858)
                                                     ____________

Total liabilities and shareholders' deficit         $         -0-
                                                     ============



       See accompanying notes to unaudited financial statements.


                           PRINCETON MEDIA GROUP, INC.

                            Statements of Operations
                                  (Unaudited)


                           Three Months Ended           Six Months Ended
                                June 30,                     June 30,
                            2006         2005           2006        2005


Revenues               $       -   $        -      $       -    $      -

Costs and operating
  expenses:

  Administrative              -0-          45             -0-         75
                          _______    _________        _______    _______
Loss from
  operations             (    -0-)   (     45)       (    -0-)  (     75)

Other
  Interest expense       ( 2,116)    (  2,115)       ( 4,209)   (  4,206)
                         ________    _________       ________   _________

Net loss                 ( 2,116)    (  2,160)       ( 4,209)   (  4,281)


Less: preferred
  stock dividends       ( 11,000)     (11,000)       (22,000)    (22,000)
                         ________     ________       ________    ________

Net loss available to
common shareholders    $( 13,116)   $( 13,160)      $(26,209)   $(26,281)
                       ==========   ==========     ==========  ==========


Weighted average
common shares
outstanding            4,178,722    4,178,722      4,178,722   4,178,722
                       ==========   ==========     ==========  ==========

Basic and diluted
loss per share        $(    .003)  $(    .003)      $ (  .01) $  (   .01)
                       ==========   ==========     ==========  ==========







           See accompanying notes to unaudited financial statements.


                         PRINCETON MEDIA GROUP, INC.

                          Statements of Cash Flows
                                (Unaudited)


                                            Six months ended June 30,
                                                 2006           2005


Cash flows from operating activities:
   Net loss                               $  (  4,209)   $  (  4,281)
     Adjustments to reconcile net loss
     to net cash used in
     operating activities

   Changes in assets and liabilities
      Increase in accrued interest payable      4,209          4,206
                                              _________      ________
      Net cash used in operating
         activities                           (    -0-)      (    75)
                                              _________      ________

Cash flows from financing activities:

      Proceeds from note payable - affiliate       -0-            75
                                              _________      ________
      Net cash provided by
         financing activities                      -0-            75
                                              _________      ________

Net decrease in cash                          (    -0-)      (    -0-)

Cash, beginning of period                          -0-             5
                                             _________       ________

Cash, end of period	                     $     -0-      $      5
                                             =========      =========


Supplemental disclosures of cash flow information:

Interest paid                             $         -       $      -
                                             =========      =========

Income taxes paid                         $         -       $      -
                                             =========      =========




           See accompanying notes to unaudited financial statements.


                        PRINCETON MEDIA GROUP, INC.

                 NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              June 30, 2006



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

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                June 30, 2006


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

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                June 30, 2006

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


                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 June 30, 2006

leasehold improvements made in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-6 on July 1, 2005, which did not have a material impact to the Company's financial position, results of operations and cash flows.

2.  Going Concern and Management's Plans

As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $22,814,047 at June 30, 2006. As detailed in Note 1, the Company has had no operations
since October, 1998.   Management is attempting to locate an acquisition that
would provide stable operations, but there are no agreements to do so as of the date of filing of this report. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Financial Statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

3.  Loans and Advances Payable

As of June 30, 2006, the Company had loans and advances payable with two entities and individuals. These loans and advances do not bear interest and are payable on demand. At June 30, 2006, loans and advances payable to these entities and individuals amounted to $300,000.

4.  Due to Related Parties

As of June 30, 2006, the Company has outstanding amounts due to officers of the Company of $169,766. These amounts bear interest at 5.0% per annum and are due upon demand. Accrued interest was $48,683 as of June 30, 2006.

5.   Capital Stock

A summary of capital stock as of June 30, 2006 is as follows:
                                                     Convertible Preferred
                                         Common      Series A       Series C

Par value                                None        None           None
Shares authorized                        Unlimited   Unlimited      1,100,000
Issued and outstanding                   4,178,722   32,500         1,100,000
Liquidation preference                   3rd         1st            2nd
Liquidation preference per share         -           $1.24          $.80
Total liquidation value                  -           $40,300        $880,000
Total cumulative dividends in arrears    -           $     -        $590,333
Per share arrearage                                  $     -        $    .44




                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                June 30, 2006

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

            Series C:

These preference shares were redeemable at the option of the Company until January 31, 1998 under certain conditions pertaining to the trading prices of the Company's common shares, and convertible at the option of the holder at any time into common shares of the Company on the basis of 200 Series C shares for one common share (5,500 shares). The conversion ratio is subject to adjustment under certain conditions, including conditions relating to trading prices and subsequent share issues. Holders of Series C preference shares are entitled to receive a cumulative dividend of $.04 per share annually, payable in cash or common shares of the Company. Dividends in arrears totaled $590,333 at June 30, 2006.

      (B)   Stock Options and Warrants

There were no stock options and warrants issued during 2006. There were no outstanding options or warrants as of June 30, 2006.

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




                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                June 30, 2006


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

General

We are filing this quarterly report for June 30, 2006 on Form 10-QSB late. Information contained herein is as of the second quarter of 2006 and, in some instances, as of the latest practicable date for these items.

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

The six months ended June 30, 2006 compared to the six months ended June 30, 2005:

There were no revenues for the six months ended June 30, 2006 or for the six months ended June 30, 2005.

Selling, general and administrative expenses were $-0- for the six-month period ended June 30, 2006 compared to $75 for the six months ended June 30, 2005, resulting from bank fees.

Net loss for the six-month period ended June 30, 2006 was $4,209, which represents a decrease of $72 compared to the net loss of $4,281 during the prior-year period.

Liquidity and Capital Resources

Liquidity and capital resources are discussed in six broad categories: operating activities, investing activities and financing activities.

During the six-month period ending June 30, 2006, accrued interest of $4,209 was charged to operations, compared with the same period during 2005 when interest expenses of $4,206 were charged to operations.

Cash was $-0- at June 30, 2006 and at December 31, 2005.
There was no net cash used in operating activities during the six months ended June 30, 2006, compared to net cash used of $75 during the six months ended June 30, 2005, which amounts were used for bank charges.

During the six-month periods ending June 30, 2006 and 2005, there was no net cash provided by or used in investing activities.

There were no financing activities during the six-month period ending June 30, 2006, compared with $75 provided by financing activities during the six-month period ending June 30, 2005, representing a decrease of $75.

Item 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2006, the Company's management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out by James J. McNamara, the Company's Chief Executive Officer, and J. William Metzger, the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006, the Company's disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic SEC reports.

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

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph
(d) of Rule 13a-15 under the Exchange Act with respect to the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                        PRINCETON MEDIA GROUP, INC.
                                        /s/ James J. McNamara
                                        By: James J. McNamara,
                                        Chairman of the Board and
                                        Acting Chief Executive Officer

                                        /s/ J. William Metzger
                                        By: J. William Metzger,
                                        Chief Financial Officer



Exhibit 31.1

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Princeton Media Group, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James J. McNamara, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202, that:

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


                                    Date: December 18, 2006

                                    By: /s/ James J. McNamara
                                    ------------------------------
                                    James J. McNamara
                                    Chief Executive Officer



Exhibit 31.2

               CERTIFICATION BY CHIEF FINANCIAL OFFICER
                  PURSUANT TO 18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
           SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Princeton Media Group, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
J. William Metzger, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202, that:

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

                                           By: /s/ J. William Metzger
                                           --------------------------
                                           J. William Metzger
                                           Chief Financial Officer




Exhibit 31.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, James J. McNamara, the Chief Executive Officer of Princeton Media Group, Inc., an Ontario corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934; and

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


Exhibit 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, J. William Metzger, the Chief Financial Officer of Princeton Media Group, Inc., an Ontario corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934; and

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