Form 10QSB
period 2006-09-30
PRINCETON MEDIA GROUP INC
filed 2007-01-22
CIK 814456

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                     -------------------------------------

                                FORM 10-QSB

     [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Securities registered under Section 12(g) of the Exchange Act as of
September 30, 2006:   Common Stock, no par value.

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

YES  [X]    NO  [  ]

The number of shares outstanding of the issuer's common stock, no par value, as of January 19, 2007 was 4,178,722.

Transitional Small Business Disclosure Format (check one):

YES  [  ]   NO   [X]





                             TABLE OF CONTENTS

                                                                   Page
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Balance Sheet (Unaudited) as of September 30, 2006 .........3

         Statements of Operations (Unaudited) for the Three and
           Nine Months Ended September 30, 2006 and 2005 ............4

         Statements of Cash Flows (Unaudited) for the
           Nine Months Ended September 30, 2006 and 2005 ............5

         Notes to Unaudited Financial Statements ....................6

         Item 2.  Management's Discussion and Analysis or
           Plan of Operation .......................................12

Item 3.  Controls and Procedures ...................................13

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings.................................13

         Item 2.  Unregistered Sales of Equity Securities and
                  Use of Proceeds ..................................14

         Item 3.  Defaults Upon Senior Securities ..................14

         Item 4.  Submission of Matters to a Vote
                  of Security Holders ..............................14

         Item 5.  Other Information.................................14

         Item 6.  Exhibits..........................................14

         Signatures.................................................14













                         PRINCETON MEDIA GROUP, INC.

                                Balance Sheet
                             September 30, 2006
                                 (Unaudited)

                                    Assets


Current assets

Cash                                               $          -0-
                                                          _______

   Total current assets                                       -0-
                                                          _______

Total assets                                        $         -0-
                                                          =======

                  Liabilities and Shareholders' Deficit

Current liabilities

Accounts payable                                    $    229,409
Accrued expenses                                          43,500
Loans and advances payable                               352,500
Advances payable - related parties                       169,766
Accrued interest                                          50,822
                                                         _______

   Total current liabilities                             845,997

Shareholders' deficit:

Series A Preference Shares
  No par value, no limit on authorization,
  32,500 issued and outstanding                           28,923
Series C Preference Shares
  No par value, no limit on authorization,
  1,100,000 issued and outstanding                       739,696
Common stock
  No par value, no limit on authorization,
  4,178,722 issued and outstanding                    21,297,570
Accumulated Deficit                                  (22,912,186)
___________

    Total shareholders' deficit                      (   845,997)
                                                      ___________

Total liabilities and shareholders' deficit         $         -0-
                                                      ===========

        See accompanying notes to unaudited financial statements.


                         PRINCETON MEDIA GROUP, INC.

                          Statements of Operations
                                 (Unaudited)


                              Three Months Ended         Nine Months Ended
                                 September 30,              September 30,

                              2006           2005          2006       2005


Revenues                $       -      $        -    $        -   $      -

Costs and operating
  expenses:

  Administrative            96,000             55        96,000        130
                           _______        ________      _________   _______
Loss from
  operations              ( 96,000)      (     55)     ( 96,000)   (   130)

Other
  Interest expense        (  2,139)      (  2,139)     (  6,349)   ( 6,345)
                           _______        ________       _______    _______

Net loss                  ( 98,139)      (  2,194)     (102,349)   ( 6,475)

Less: preferred
  stock dividends         ( 11,000)       (11,000)      (33,000)   (33,000)
                         _________       _________      ________   ________

Net loss available to
common shareholders     $( 109,139)     $( 13,194)    $(135,349)  $(39,475)
                         ==========      =========     =========  =========


Weighted average
common shares
outstanding              4,178,722      4,178,722     4,178,722  4,178,722
                         =========      =========     =========  =========

Basic and diluted
loss per share         $(      .03)   $(     .003)     $ (  .03) $ (  .009)
                         ==========     ==========    ========== ==========






           See accompanying notes to unaudited financial statements.

                          PRINCETON MEDIA GROUP, INC.

                           Statements of Cash Flows
                                  (Unaudited)


                                       Nine months ended September 30,
                                                2006            2005


Cash flows from operating activities:
   Net loss                               $  (102,349)   $    ( 6,475)
     Adjustments to reconcile net loss
     to net cash used in operating activities

   Changes in assets and liabilities
     Increase in accounts payable -
          bank overdraft                            -              10
     Increase in accrued interest payable       6,349           6,345
     Increase in accrued expenses              43,500               -
                                             _________     ___________
      Net cash used in operating
         activities                           (52,500)        (   120)
                                             _________     ___________

Cash flows from financing activities:

      Increase in loans and advances payable   52,500             115
                                             _________       ________
      Net cash provided by
         financing activities                  52,500             115
                                             _________       ________

Net decrease in cash                                -         (     5)

Cash, beginning of period                           -               5
                                             _________        ________

Cash, end of period                          $     -0-       $     -0-
                                             =========       =========

Supplemental disclosures of cash flow information:

Interest paid                                $      -        $      -
                                             =========       =========

Income taxes paid                            $      -        $      -
                                             =========       =========




           See accompanying notes to unaudited financial statements.



                         PRINCETON MEDIA GROUP, INC.

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             September 30, 2006


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

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             September 30, 2006


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

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              September 30, 2006

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


                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             September 30, 2006

leasehold improvements made in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-6 on July 1, 2005, which did not have a material impact to the Company's financial position, results of operations and cash flows.

2.  Going Concern and Management's Plans

As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $22,912,186 at September 30, 2006. As detailed in Note 1, the Company has had no operations since October, 1998. Management is attempting to locate an acquisition that would provide stable operations, but there are no agreements to do so as of the date of filing of this report. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Financial Statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

3.  Loans and Advances Payable

As of September 30, 2006, the Company had loans and advances payable with three entities and individuals. These loans and advances do not bear interest and are payable on demand. At September 30, 2006, loans and advances payable to these entities and individuals amounted to $352,500.

4.  Due to Related Parties

As of September 30, 2006, the Company has outstanding amounts due to officers of the Company of $169,766. These amounts bear interest at 5.0% per annum and are due upon demand. Accrued interest was $50,822 as of September 30, 2006.

5.   Capital Stock

A summary of capital stock as of September 30, 2006 is as follows:
                                                     Convertible Preferred
                                         Common      Series A       Series C

Par value                                None        None           None
Shares authorized                        Unlimited   Unlimited      1,100,000
Issued and outstanding                   4,178,722   32,500         1,100,000
Liquidation preference                   3rd         1st            2nd
Liquidation preference per share         -           $1.24          $.80
Total liquidation value                  -           $40,300        $880,000
Total cumulative dividends in arrears    -           $     -        $601,333
Per share arrearage                                  $     -        $    .44



                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2006

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

            Series C:

These preference shares were redeemable at the option of the Company until January 31, 1998 under certain conditions pertaining to the trading prices of the Company's common shares, and convertible at the option of the holder at any time into common shares of the Company on the basis of 200 Series C shares for one common share (5,500 shares). The conversion ratio is subject to adjustment under certain conditions, including conditions relating to trading prices and subsequent share issues. Holders of Series C preference shares are entitled to receive a cumulative dividend of $.04 per share annually, payable in cash or common shares of the Company. Dividends in arrears totaled $601,333 at September 30, 2006.

      (B)   Stock Options and Warrants

There were no stock options and warrants issued during 2006. There were no outstanding options or warrants as of September 30, 2006.

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




                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              September 30, 2006


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

General

We are filing this quarterly report for September 30, 2006 on Form 10-QSB late. Information contained herein is as of the third quarter of 2006 and, in some instances, as of the latest practicable date for these items.

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

Results of Operations

The Company has discontinued operations. Net losses from operations for the period consist of bank fees, interest accruals and professional fees.

The nine months ended September 30, 2006 compared to the nine months ended September 30, 2005:

There were no revenues for the nine months ended September 30, 2006 or for the nine months ended September 30, 2005.

Selling, general and administrative expenses consisting of professional expenses and bank fees for the nine months ended September 30, 2006 were $96,000 compared to $130 for the nine months ended September 30, 2005.

Net loss for the nine month periods ended September 30, 2006 and 2005 were $102,349 and $6,475 respectively, comprised of professional fees, interest accruals and bank fees.

Liquidity and Capital Resources

Liquidity and capital resources are discussed in three broad categories: operating activities, investing activities and financing activities.

During the nine-month period ending September 30, 2006, accrued interest of $6,349 was expensed, compared with $6,345 during the same period during 2005.

Cash was $0 at September 30, 2006, unchanged from $0 at December 31, 2005.

Net cash used in operating activities consisting of professional fees and bank fees was $52,500 during the nine months ended September 30, 2006, compared to $120 during the nine months ended September 30, 2005, resulting in a difference of $52,380, consisting primarily of professional fees paid to lawyers and accountants in connection with the Company's plans to seek new operations.

During the nine-month periods ending September 30, 2006 and 2005, there was no net cash provided by or used in investing activities.

During the nine months ended September 30, 2006, net cash provided by financing activities was $52,500 compared to $115 net cash provided by financing activities during the nine months ended September 30, 2005. The cash provided by financing activities is a result of the advances made to pay for operating expenses and professional fees.

Item 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2006, the Company's management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out by James J. McNamara, the Company's Chief Executive Officer, and J. William Metzger, the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, the Company's disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic SEC reports.

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

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph
(d) of Rule 13a-15 under the Exchange Act with respect to the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

         None.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3:  Defaults Upon Senior Securities

         None.


Item 4:  Submissions of Matters to a Vote of Security Holders

         None.

Item 5:  Certain Relationships and Related Transactions

The Company shares corporate headquarters office space with a third party related by common directorship. During 2006 and 2005, certain related parties have advanced amounts to the Company at nominal interest rates to cover maintenance costs and legal and accounting expenses and professional fees during the period that management of the Company is seeking new operations.

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

Date: January 22, 2007


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

                                    Date: January 22, 2007


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

                                           Date: January 22, 2007


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

                                          /s/James J. McNamara
                                          Chief Executive Officer
Date: January 22, 2007

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

                                        /s/ J. William Metzger
                                            Chief Financial Officer
Date: January 22, 2007

This certification accompanies this Report on Form 10-QSB pursuant to
Section 906 of the Sarbanes Oxley Act and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.