Form 10KSB
period 2006-12-31
PRINCETON MEDIA GROUP INC
filed 2008-05-09
CIK 814456

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                        ----------------------------------

                                   FORM 10-KSB


      [ X ]            ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Securities registered under Section 12(g) of the Exchange Act as of December 31, 2006: Common Stock, no par value.

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average closing bid and ask prices of such stock on December 31, 2006, was $0.00.

The number of shares outstanding of the issuer's common stock, no par value, as of May 8, 2008 was 4,178,722.

Transitional Small Business Disclosure Format (check one):

Yes  [ ]        No  [ X ]



                           PRINCETON MEDIA GROUP, INC.
                                   FORM 10-KSB
                      For the Year Ended December 31, 2006

                                      INDEX

                   HEADING                                              PAGE

PART I
Item 1.           Description of Business                                   3
Item 2.           Description of Properties                                 4
Item 3.           Legal Proceedings                                         4
Item 4.           Submission of Matters to a Vote of Security Holders       4

PART II
Item 5.           Market for Common Equity and Related
                        Stockholder Matters                                 4
Item 6.           Management's Discussion & Analysis                        5
Item 7.           Financial Statements                                      6
Item 8.           Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure              7
Item 8A.	  Controls and Procedures                                    7


PART III
Item 9.           Directors, Executive Officers, Promoters and
                     Control Persons; Compliance with Section 16(a)         8
Item 10.          Executive Compensation                                    9
Item 11.          Security Ownership of Certain Beneficial Owners
                        and Management                                      9
Item 12.          Certain Relationships and Related Transactions           10

PART IV
Item 13.          Exhibits                                                 10
Item 14.          Principal Accountant Fees and Services                   11

SIGNATURES                                                                 11





                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

We are filing this annual report for 2006 on Form 10-KSB late. Information contained herein is as of the end of 2006 and, in some instances, as of the latest practicable date for these items.

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

The Company suffered net losses in recent years resulting in an accumulated deficit of $22,914,326 at December 31, 2006. Since our inception we have disposed of our most significant subsidiary through bankruptcy, have been subject to lawsuits, and used most of our available cash to conduct our operating activities. The Company will continue to incur losses until after it commences sales or acquires profitable operations.

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

Our independent auditors issued their report on our financial statements for the year ended December 31, 2006, which contains an explanatory paragraph and footnote in which they state that our history of recurring losses and lack of revenues raises substantial doubt regarding our ability to continue as a going concern.

Because our stock is a penny stock, shareholders will be more limited in their ability to sell their stock.

Our common stock is a penny stock under the Securities Exchange Act of 1934 and will remain as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock. These rules may affect the ability of broker-dealers to sell our common stock and also may affect the ability of holders of our common stock to resell their shares of common stock.

Substantial dilution:  Future issuance of shares.

The Company has no assets and the book value of its common stock is substantially less than the purchase price and upon acquisition of the underlying securities, investors will incur substantial dilution. The Company most likely will issue a significant number of additional shares in the future in connection with additional financing and for other purposes. Investors may face substantial additional dilution resulting from future issuances of its securities.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company's executive offices are located at 214 Brazilian Avenue, Suite
260, Palm Beach, Florida 33480. This office space is approximately 500 square feet and is shared with another company. Total rental expense for the facility detailed above was paid by a related party.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common shares previously traded on the Nasdaq SmallCap Market under the symbol "PMGIF" and, commencing in November, 1998 on the Bulletin Board under the same symbol. During the Company's fiscal year commencing January 1, 2003, common shares traded sporadically on the 'pink sheets'. After an acquisition, the Company will attempt to have its securities eligible again for trading on the Bulletin Board.

As of December 31, 2006, there were 4,178,722 shares of common stock outstanding. As of December 31, 2006, there were 581 holders of record and approximately 750 beneficial holders of the common stock.

The Company has not declared or paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will be retained for use in the Company's business and will be used to fund its operations. The receipt of cash dividends by United States shareholders from a Canadian corporation, such as the Company, may be subject to Canadian withholding tax.

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

The year ended December 31, 2006, compared to the year ended December 31, 2005:

There was no revenue in 2006 or 2005. During 2006, professional fees and Other expenses were incurred in the amount of $96,000 in connection with the exploration of a possible acquisition and were expended primarily for audit services, legal services and tax services in bringing our financial statements and Securities & Exchange Act filings current. This is compared with operating activities in 2005 which were restricted to administrative costs of $155 expended to maintain the Company's bank account.

Net loss for the year ended December 31, 2006 was $104,488 compared to The prior year in which net loss was $8,639.


LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2006, there was $8,488 in accrued interest expense compared with $8,484 in accrued interest expense during the prior year. Interest expense is primarily related to loans made by the Chairman of the Board of the Company and the Company's Chief Financial Officer ("Related Parties").

Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

Cash was $-0- at December 31, 2006 and December 31, 2005.

During the year ended December 31, 2006, there was an increase of $43,500 in accrued expenses compared to $0 during the prior year.

During the year ended December 31, 2006, net cash used in operating activities was $52,500 compared to the year ended December 31, 2005, in which net cash used in operating activities was $155, representing an increase of $52,345. The borrowing increase resulted from the need by the Company to provide funds for expenses in connection with the exploration of a possible acquisition and in bringing current our financial statements and Securities & Exchange Act filings.

During the year ended December 31, 2006, net cash provided by financing activities was $52,500 compared to $150 in the prior year, representing an increase of $52,350.

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

ITEM 7.   FINANCIAL STATEMENTS

The following financial statements are included in this Annual Report following Item 14:


      INDEX TO  FINANCIAL STATEMENTS

      Report of Independent
        Registered Public Accounting Firm                      F-1

      Balance Sheet December 31, 2006                          F-2

      Statements of Operations
        For the Years Ended December 31, 2006 and 2005         F-3

      Statement of Changes in Shareholders' Deficit
        For the Years Ended December 31, 2006 and 2005         F-4


      Statements of Cash Flows
        For the Years Ended December 31, 2006 and 2005         F-5

      Notes to  Financial Statements                   F-6 to F-12

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

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



                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information concerning the directors, executive officers and significant employees as of December 31, 2006:

Name           Age     Position With Company

James J.
McNamara       59      Chairman, Director, Chief Executive
                           Officer, Acting President and Secretary

J. William
Metzger        59      Chief Financial Officer

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

James    None         None       1,080,000       120,000         None
McNamara


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


Name and				            	 Number of
Address of                                       Shares              Percent
Beneficial                        Title of       Beneficially           Of
Holder                             Class         Owned                Class

James J. McNamara               Common Stock      1,080,000(1)         22.1%
214 Brazilian Ave.
Suite 260
Palm Beach FL 33480

Russel Leventhal                Common Stock      256,500(2)            7.0%
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




ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2006, James J. McNamara, CEO and Chairman of the Company, and J. William Metzger, Chief Financial Officer of the Company, as a result of additional advances provided by them during 2006, have loaned the Company a total of $169,766 for administrative expenses pursuant to a note from the Company which bears interest at 5%; accrued interest as of December 31, 2006 was $52,962.



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

31.1 Certification of Principal Executive Officer
     Pursuant to Section 906 of the Sarbanes-Oxley
     Act of 2002 (18 U.S.C. 1350)

31.2 Certification of Principal Financial Officer
     Pursuant to Section 906 of the Sarbanes-Oxley
     Act of 2002 (18 U.S.C. 1350)

32.1 Certification of Principal Executive Officer
     Pursuant to Section 906 of the Sarbanes-Oxley
     Act of 2002 (18 U.S.C. 1350)

32.2 Certification of Principal Financial Officer
     Pursuant to Section 906 of the Sarbanes-Oxley
     Act of 2002 (18 U.S.C. 1350)


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following information represents services performed by Sherb & Co., LLP, our present principal accountants, for work performed in 2007 for Fiscal 2006.

Audit Fees. The aggregate fees billed for professional services rendered by our principal accountant for the audit of our Fiscal 2006 annual financial statements and review of our quarterly financial statements was $12,000. The aggregate fees billed for professional services rendered by our principal accountant for the audit of our Fiscal 2005 annual financial statements and review of our quarterly financial statements was $12,000.

Audit-Related Fees. During Fiscal 2006 and Fiscal 2007, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees. During Fiscal 2006 and Fiscal 2007, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.


All Other Fees. During Fiscal 2006 and Fiscal 2007, there were no other fees billed for products or services provided by the principal accountant other than those set forth above.

Audit Committee Approval. We do not presently have an audit committee. All of the services listed above for Fiscal 2006 and Fiscal 2007 were approved by J. William Metzger, our Chief Financial Officer, and James J. McNamara, our CEO and Chairman of the Board.



                                SIGNATURES

      In accordance with Section 13 and 15 (d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2008


                                             PRINCETON MEDIA GROUP, INC.
                                             /s/ James J. McNamara
                                             By: James J. McNamara,
                                             Chairman of the Board and
                                             Acting Chief Executive Officer

                                             /s/ J. William Metzger
                                             By: J. William Metzger,
                                             Chief Financial Officer





Exhibit 31.1

                   CERTIFICATION BY CHIEF EXECUTIVE OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Princeton Media Group, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James J. McNamara, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                         Date: May 8, 2008

                                         By: /s/  James J. McNamara
                                         -----------------------------------
                                         James J. McNamara
                                         Chief Executive Officer





Exhibit 31.2

                   CERTIFICATION BY CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                              AS ADOPTED PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Princeton Media Group, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. William Metzger, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                               Date: May 8, 2008

                                               By: /s/ J. William Metzger
                                               -----------------------------
                                               J. William Metzger
                                               Chief Financial Officer






Exhibit 32.1
                     CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                        PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, James J. McNamara, the Chief Executive Officer of Princeton Media Group, Inc., an Ontario corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                             /s/James J. McNamara
                                                Chief Executive Officer
Date:  May 8, 2008

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









Exhibit 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, J. William Metzger, the Chief Financial Officer of Princeton Media Group, Inc., an Ontario corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                             /s/ J. William Metzger
                                                 Chief Financial Officer
Date:  May 8, 2008

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





             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Princeton Media Group, Inc.


We have audited the accompanying balance sheet of Princeton Media Group, Inc. as of December 31, 2006 and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton Media Group, Inc. as of December 31, 2006 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had net losses, accumulated deficit and working capital deficit of $104,488, $22,914,326 and $848,137 respectively, for the year ended December 31, 2006. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 /s/Sherb & Co., LLP
                                                 Certified Public Accountants
Boca Raton, Florida
May 6, 2008
































                          PRINCETON MEDIA GROUP, INC.

                                 Balance Sheet
                               December 31, 2006

                                     Assets


Cash                                               $          -0-
                                                   ______________
Total assets                                       $          -0-
                                                   ==============


                  Liabilities and Shareholders' Deficit

Current liabilities

Accounts payable                                   $     229,409
Accrued expenses                                          43,500
Loans and advances payable                               352,500
Advances payable - related parties                       169,766
Accrued interest                                          52,962
                                                   ______________
   Total current liabilities                             848,137
                                                   ______________

Shareholders' deficit:

Series A Preference Shares
  No par value, no limit on authorization,
  32,500 issued and outstanding                           28,923
Series C Preference Shares
  No par value, no limit on authorization,
  1,100,000 issued and outstanding                       739,696
Common Stock
  No par value, no limit on authorization,
  4,178,722 issued and outstanding                    21,297,570
Accumulated deficit                                  (22,914,326)
                                                  _______________
    Total shareholders'deficit                       (   848,137)
                                                  _______________
Total liabilities and shareholders' deficit         $         -0-
                                                  ===============



               See accompanying notes to financial statements.




                         PRINCETON MEDIA GROUP, INC.

                          Statements of Operations

                      For the Years Ended December 31,



                                                      2006             2005

Costs and operating expenses:
   Selling and administrative                   $   96,000      $       155
                                               _____________    ____________
       Loss from operations                       ( 96,000)      (      155)
                                               _____________    ____________
Other income (expense):

   Interest expense                               (  8,488)      (    8,484)
                                               _____________    ____________
       Total other expense                        (  8,488)      (    8,484)
                                               _____________    ____________
Net loss                                          (104,488)      (    8,639)

Less: preferred stock dividends                   ( 44,000)      (   44,000)
                                               _____________    ____________

Net loss available to common shareholders      $  (148,488)     $(   52,639)
                                               =============    ============

Weighted average common shares outstanding       4,178,722        4,178,722
                                               =============    ============

Basic and diluted loss per share                 $(   0.04)     $(     0.01)
                                               =============    ============


              See accompanying notes to financial statements.












                          PRINCETON MEDIA GROUP, INC.

               Statement of Changes in Shareholders' Deficit

               For the Years Ended December 31, 2006 and 2005


               Preferred         Preferred           Common Stock
               Series A          Series C
                                                                          Accumulated
               Shares  Amount    Shares    Amount    Shares    Amount       Deficit     TOTAL


Balance at     32,500  $28,923   1,100,000 $739,696  4,178,722 $21,297,570
Dec. 31, 2004						     $(22,801,198)  $(735,009)

Net Loss								 (8,639)     (8,639)

Balance at     32,500  $28,923   1,100,000 $739,696  4,178,722 $21,297,570
Dec. 31, 2005			   			     $(22,809,838)  $(743,649)

Net Loss							         (104,488)   (104,488)

Balance at     32,500  $28,923   1,100,000 $739,696  4,178,722 $21,297,570
Dec. 31, 2006						     $(22,914,326)  $(848,137)



               See accompanying notes to financial statements.

                         PRINCETON MEDIA GROUP, INC.

                          Statements of Cash Flows

                      For the Years Ended December 31,


                                                        2006            2005

Cash flows from operating activities:
   Net loss                                      $ ( 104,488)     $(   8,639)
     Changes in operating assets and liabilities
        Increase (decrease) in:
        Accrued interest payable                       8,488           8,484
        Accrued expenses                              43,500               -
                                                 ____________     ___________
      Net cash used in operating activities         ( 52,500)     (      155)
                                                 ____________     ___________
Cash flows from financing activities:
   Advances from non-related parties                  52,500             150
                                                 ____________     ___________
      Net cash provided by financing activities       52,500             150
                                                 ____________     ___________
Net increase (decrease)in cash                            -0-      (       5)

Cash, beginning of year                                   -0-              5
                                                _____________     ___________
Cash, end of year                                $        -0-      $      -0-
                                                =============     ===========

Supplemental cash flow information:

   Interest paid                                 $         -       $       -
                                                =============    ============

   Income taxes paid                             $         -       $       -
                                                =============    ============



                 See accompanying notes to financial statements.

                         PRINCETON MEDIA GROUP, INC.

                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2006

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

                       NOTES TO FINANCIAL STATEMENTS
                            December 31, 2006

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

      (F)   Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (SFAS 155), "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to separate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This new accounting standard is effective January 1, 2007. The adoption of SFAS 155 is not expected to have an impact on the Company's financial statements.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, the Company must adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. The effective date of FIN 48 for the Company is January 1, 2007. The adoption of FIN 48 is not expected to have a material impact on the Company's condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on the SEC's views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of applying SAB 108 but does not believe that the application of SAB 108 will have a material effect on its financial position, cash flows, and results of operations.


NOTES TO FINANCIAL STATEMENTS
December 31, 2006

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS No. 158), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106, and 132(R)". SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The adoption of SFAS 158 is not expected to have a material effect on the Company's financial statements.

2.  Going Concern and Management's Plans

As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $22,914,326 at December 31, 2006. As detailed in Note 1, the Company has had no operations since October, 1998. Management is attempting to locate an acquisition that would provide stable operations, but there are no agreements to do so as of the date of filing of this report. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Financial Statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

3.  Loans and Advances Payable

As of December 31, 2006, the Company had loans and advances payable with three entities and individuals. These loans and advances do not bear interest and are payable on demand. At December 31, 2006, loans and advances payable to these entities and individuals amounted to $352,500.

4.  Due to Related Parties

As of December 31, 2006, the Company has outstanding amounts due to Company officers of $169,766. These amounts bear interest at 5.0% per annum and are due upon demand. Accrued interest was $52,962 as of December 31, 2006.

5.  Income Taxes

There was no provision for income taxes for the years ended December 31, 2006 and 2005, due to the absence of taxable income. There was no current or deferred provision for income taxes for the years ended December 31, 2006 and 2005, due to the loss realized from the disposition of the subsidiaries in 1998. Furthermore, there is no deferred tax asset or liability reflected in the financial statements because those assets with significant temporary differences between income tax and book bases were sold as part of the subsidiaries, and because it is more likely than not that the net operating loss carryforwards will not be realized.

                                       F-8
                          NOTES TO FINANCIAL STATEMENTS
                               December 31, 2006

FASB No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance at December 31, 2006 and 2005 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. At December 31, 2006, the Company has available net operating loss carryforwards of approximately $699,960, which expires in 2023. Utilization of these net operating loss carryforwards to offset future taxable income in the United States could be limited in the event of ownership changes pursuant to IRC Section 382.

6.   Capital Stock

A summary of capital stock as of December 31, 2006 is as follows:
                                                     Convertible Preferred
                                         Common      Series A       Series C
Par value                                None        None           None
Shares authorized                        Unlimited   Unlimited      1,100,000
Issued and outstanding                   4,178,722   32,500         1,100,000
Liquidation preference                   3rd         1st            2nd
Liquidation preference per share         -           $1.24          $.80
Total liquidation value                  -           $40,300        $880,000
Total cumulative dividends in arrears    -           $     -        $612,333
Per share arrearage                                  $     -        $    .44

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

            Series C:

These preference shares are convertible at the option of the holder at


                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2006


any time into common shares of the Company on the basis of 200 Series C shares for one common share (5,500 shares). The conversion ratio is subject to adjustment under certain conditions, including conditions relating to trading prices and subsequent share issues. Holders of Series C preference shares are entitled to receive a cumulative dividend of $.04 per share annually, payable in cash or common shares of the Company. Dividends in arrears totaled $612,333 at December 31, 2006.

      (B)   Stock Options and Warrants

There were no stock options and warrants issued during 2006. Except for 1,200,000 Options issued in 1997, there were no outstanding options or warrants as of December 31, 2006 and 2005.

The Company's stock was not actively trading at year end and the Company
Had no operations.  Stock options are considered to have no value at year end.

      (C) Employee Stock Grants and Options

There were no stock options or warrants granted to employees in 2006 and 2005.

7.   Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable and short-term borrowings approximate fair value due to the short-term maturity of these financial instruments. There are no long-term debts.

8.   Subsequent Events

There are no material subsequent events that have occurred after the balance sheet date.
















